Form 10QSB
period 1995-06-30
JUDICATE INC
filed 1995-08-11
CIK 732152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  --------------------------------



Commission File Number           0-13324
                       --------------------------------------------------------


                                 JUDICATE, INC.
- -------------------------------------------------------------------------------
                    (Exact name of small business registrant
                          as specified in its charter)

        Delaware                                  23-2257354
- ----------------------------              -------------------------------------
(State or other jurisdiction                   (I.R.S. Employer
   of incorporation or                        Identification No.)
     organization)

1500 Walnut Street, Suite 1300, Philadelphia, PA     19102
- ------------------------------------------------   ----------
    (Address of principal executive offices)       (Zip Code)

                                 (215) 546-6200
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

         As of August 10, 1995, the Registrant had 12,445,749 shares of Common Stock, $.0001 par value, outstanding.

                                 JUDICATE, INC.


                                     INDEX


                                                                Page No.
                                                                --------

PART I.           Financial Information


  Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheet -                                2
         June 30, 1995 and December 31, 1994

         Consolidated Statement of Operations -                      3
         Three Month and Six Month Periods Ended
         June 30, 1995 and 1994

         Consolidated Statement of Cash Flows -                      4
         Six Month Period Ended June 30, 1995 and 1994

         Notes to Consolidated Financial Statements              5 - 6

  Item 2.          Management's Discussion and Analysis          7 - 9
                   or Plan of Operation


PART II.          Other Information                                 10


Signature Page                                                      11

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited).

                        JUDICATE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS
                                                                      June 30,     December 31,
                                                                        1995           1994
                                                                     ----------     ----------
Current assets:
  Cash and cash equivalents                                         $    58,010    $ 1,520,730
  Accounts receivable trade, net                                      1,352,774         72,201
  Other receivables                                                     289,874         55,445
  Inventories                                                         2,159,277              -
  Prepaid expenses                                                       16,118        109,480
                                                                     ----------     ----------

                  Total current assets                                3,876,053      1,757,856
                                                                     ----------     ----------

Property and equipment, net                                             386,958         50,069
Cost in excess of net assets
  of business acquired                                                6,463,304
Other assets                                                             90,238         65,202
                                                                     ----------     ----------

                  Total Assets                                      $10,816,553    $ 1,873,127
                                                                     ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                     $   300,000    $         -
  Accounts payable and accrued expenses                               1,157,613        318,751
  Current portion of long-term debt                                     550,000              -
                                                                     ----------     ----------

   Total current liabilities                                          2,007,613        318,751

Long-term debt                                                        1,612,500              -
                                                                     ----------     ----------

   Total liabilities                                                  3,620,113        318,751
                                                                     ----------     ----------

Shareholder's equity:
 Preferred Stock $.01 par value;
   authorized 1,000,000 shares;
   issued and outstanding 25,000 shares
   in 1995 and 140,000 shares in 1994                                       250          1,400
 Common Stock $.0001 par value;
   authorized 20,000,000 shares;
   issued and outstanding 12,445,749
   shares in 1995 and 6,733,805 shares
   in 1994                                                                1,245            673
 Additional paid-in capital                                          22,902,992     17,260,549
 Accumulated Deficit                                               ( 15,708,047)   (15,708,246)
                                                                     ----------     ----------

   Total shareholders' equity                                         7,196,440      1,554,376
                                                                     ----------     ----------

   Total liabilities and shareholders'
     equity                                                         $10,816,553    $ 1,873,127
                                                                     ==========     ==========

                See notes to consolidated financial statements.

                        JUDICATE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994



                              Three Months Ended                Six Months Ended
                                   June 30,                          June 30,
                         ---------------------------      ---------------------------
                             1995            1994            1995            1994
                         -----------     -----------      -----------     -----------
Revenue:

  Sales                  $ 2,357,607      $        -      $ 2,357,607      $        -

  Fee Income                  73,273         210,475          180,364         492,790
                         -----------     -----------      -----------     -----------
                           2,430,880         210,475        2,537,971         492,790
                         -----------     -----------      -----------     -----------

Operating costs and
 expenses:

  Cost of products
   and services sold       1,403,105          73,595        1,472,440         152,474

  Selling, general
  and administration
  expenses                   620,645          77,438          911,998         209,011

  Depreciation and
   amortization               57,918         172,296           68,918         351,522
                         -----------     -----------      -----------     -----------

                           2,081,668         323,329        2,453,356         713,007
                         -----------     -----------      -----------     -----------

Operating income
 (loss)                      349,212        (112,854)          84,615        (220,217)

Interest expense
 (income)                     72,808          (3,866)          57,976          (6,287)
                         -----------     -----------      -----------     -----------

Income (loss) before
 income taxes                276,404        (108,988)          26,639        (213,930)

Provision for income
 taxes                        26,440               -           26,440               -
                         -----------     -----------      -----------     -----------

Net income (loss)        $   249,964     $  (108,988)     $       199     $  (213,930)
                         ===========     ===========      ===========     ===========

Net income (loss)
 per common share        $       .02     $      (.05)     $       .00     $      (.10)
                         ===========     ===========      ===========     ===========

Average number of
 common shares and
 common share
 equivalents
 outstanding              15,005,822       2,376,317       13,058,507       2,067,197
                         ===========     ===========      ===========     ===========







                See notes to consolidated financial statements.

                        JUDICATE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 SIX MONTH PERIOD ENDED JUNE 30, 1995 AND 1994


                                                                      June 30,       December 31,
                                                                        1995            1994
                                                                    -----------      -----------
Cash flows from operating activities:
 Net income (loss)                                                  $       199    $    (213,930)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Depreciation and Amortization                                         68,918           33,000
   Change in assets and liabilities:
    (Increase) decrease in accounts receivable                         (648,002)          47,359
    Decrease in inventories                                              92,723                -
    Decrease in prepaid expenses and other assets                        85,979           75,774
    (Decrease) in accounts payable and
      accrued expenses                                                  (13,131)        (193,446)
                                                                    -----------      -----------

    Net cash used in operating activities                              (413,314)        (251,243)
                                                                    -----------      -----------

Cash flows from investing activities:
 Net cash consideration paid for
    acquired business                                                (5,229,847)               -
 Acquisition of property and equipment, net                             (65,270)               -
                                                                    -----------      -----------
      Net cash used in investing activities                          (5,295,117)               -
                                                                    -----------      -----------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                   300,000          900,000
  Proceeds from long-term borrowings                                  2,300,000          449,190
  Proceeds from private placement                                     1,740,000                -
  Proceeds from exercise of stock options                               281,250                -
  Costs Associated with Private Placement                              (238,039)         (27,466)
  Repayment of long-term debt                                          (137,500)               -
                                                                    -----------      -----------

    Net cash provided by financing activities                         4,245,711        1,321,724
                                                                    -----------      -----------

(Decrease) Increase in cash and cash equivalents                     (1,462,720)       1,070,481

Cash and cash equivalents at
 beginning of period                                                  1,520,730          643,029
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $    58,010      $ 1,713,510
                                                                    ===========      ===========












                See notes to consolidated financial statements.

                        JUDICATE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

Note 1.  Basis of presentation.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying consolidated balance sheet as of December 31, 1994 is unaudited, however, it has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

Note 2.  Acquisition of electronic hardware distribution business.

     On March 31, 1995, the Company acquired Quest Electronic Hardware, Inc. ("Quest"), a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers, in exchange for 3,872,000 shares of the Company's common stock. Simultaneously, the Company contributed to Quest cash of $2,850,000 as additional paid-in capital and Quest purchased the fasteners distribution business from Arrow Electronics, Inc. ("Arrow") for net cash consideration of $5,229,847. In connection with these transactions, the Company recorded $6,503,837 of cost in excess of net assets of business acquired. The Company does not expect that Statement of Accounting Financial Standards No. 121, Accounting for the Impairment of Long-Lived Assets, will have any impact on the Company's Consolidated Financial Statements.

Note 3.  Long-term debt.

     In connection with the acquisition by Quest of the fasteners distribution business from Arrow, Quest entered into a loan agreement with a bank which provided for a $2,200,000 term loan to finance a portion of the purchase price. In addition, the loan agreement provides for a revolving credit facility of $800,000, which was fully available to Quest at March 31, 1995. As of June 30, 1995, $100,000 was borrowed and outstanding under the revolving credit facility. The term loan, which bears interest at the rate of 2.0% above the Prime Rate, is payable in equal quarterly installments over a four year period. The revolving credit facility bears interest at the rate of 1.5% above the Prime Rate.

Note 4.  Provision for restructuring.

     As a result of declining revenues of the Company's ADR business, stemming in part from increased competition, and the resultant historical losses, the Company undertook a plan of action to downsize and restructure its ADR business in order to establish a more acceptable relationship of expenses of that business to its revenues. The Company's operating results for the six month period ended June 30, 1995 include a provision for restructuring of $125,000 recorded in the quarter ended March 31, 1995. More than $60,000 of such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business. The balance of the provision is associated with lease termination costs, the relocation of the ADR business to more suitable office space, forfeiture of security deposits, and other costs associated with the downsizing and restructuring of the ADR business. During August 1995, the Company will relocate the office of the ADR business to more suitable space. The Company is evaluating its alternatives with respect to the future operation of its ADR business, including the possible sale, disposition or discontinuance of the business.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     For the three and six month periods ended June 30, 1995.

     The results of operations through June 30, 1995 include the results of the Company's alternative dispute resolution ("ADR") business and, from April 1, 1995, the operating results of the electronic hardware distribution ("Quest") business acquired by the Company on March 31, 1995 (see Note 2 of Notes to Consolidated Financial Statements.)

     Results of Operations

     The following summarizes the results of operations for each of the Company's businesses for the three month and six month periods ended June 30, 1995:

                                   Three months ended June 30, 1995
                               -----------------------------------------
                                  Quest           ADR            Total
                               ----------     ----------      ----------
Revenue                        $2,357,607     $   73,273      $2,430,880

Costs and expenses              2,013,168         68,500       2,081,668
                               ----------     ----------      ----------

Operating income                  344,439          4,773         349,212

Interest expense                   65,702          7,106          72,808
                               ----------     ----------      ----------

Income (loss) before taxes        278,737         (2,333)        276,404

Tax provision                      26,440              -          26,440
                               ----------     ----------      ----------

Net income                     $  252,297     $   (2,333)     $  249,964
                               ==========     ==========      ==========


                                   Six months ended June 30, 1995
                               -----------------------------------------
                                  Quest           ADR            Total
                               ----------     ----------      ----------
Revenue                        $2,357,607     $  180,364      $2,537,971

Costs and expenses              2,013,168        440,188       2,453,356
                               ----------     ----------      ----------

Operating income (loss)           344,439       (259,824)         84,615

Interest expense (income)          65,702         (7,726)         57,976
                               ----------     ----------      ----------

Income (loss) before taxes        278,737       (252,098)         26,639

Tax provision                      26,440              -          26,440
                               ----------     ----------      ----------

Net income                     $  252,297     $ (252,098)     $      199
                               ==========     ==========      ==========

     The significant growth in the Company's revenues for both the three month and six month periods ended June 30, 1995 over the comparable 1994 periods is due to the acquisition of Quest. Revenues for Quest represent a record level of quarterly sales based on the historical performance of the business when owned by Arrow Electronics, Inc. Revenues of the ADR business declined by $137,202 and $312,426 for the three month and six month periods ended June 30, 1995, respectively, compared with the comparable periods in the prior year. This decline reflects the Company's continuing program of downsizing and restructuring in response to increased competition and historical losses. Such restructuring has resulted in bringing the ADR business to breakeven in the three month period ended June 30, 1995.

     The Company's operating income was $349,212 for the quarter ended June 30, 1995 compared with an operating loss of $112,854 for the prior year quarter. For the six month period ended June 30, 1995, operating income was $84,615 compared with an operating loss of $220,217 for the comparable prior year period. These improvements are due to the operating income achieved by Quest of $344,439 since its acquisition on March 31, 1995, as well as the significant reductions in costs and expenses of the ADR business. Such expenses were $68,500 for the quarter ended June 30, 1995 compared with $323,329 in the prior year quarter. For the six month periods, such expenses were $440,188 in 1995 compared with $713,007 in 1994. Expenses for the 1995 six month period include a provision for restructuring of $125,000 recorded in the quarter ended March 31, 1995 (see Note 4 of Notes to Consolidated Financial Statements). Such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business, as well as lease termination costs, the relocation to more suitable office space, forfeiture of security deposits and other costs associated with the downsizing and restructuring of the ADR business. Quest's operating income of $344,439 represents 15% of its revenues, a relationship which is consistent with the historical performance.

     Interest expense for the three month and six month periods ended June 30, 1995 amounted to $72,808 and $57,976, respectively, principally reflecting the cost of borrowings associated with the acquisition of the electronic hardware distribution business (see Note 3 of Notes to Consolidated Financial Statements). For the comparable prior year periods, the Company's results include minor amounts of interest income resulting from the investment of excess cash.

     The provision for income taxes for the three and six month periods ended June 30, 1995 principally reflects state income tax provisions for states in which Quest does business.

     Net income for the quarter ended June 30, 1995 amounted to $249,964 compared with a loss of $108,988 in the comparable prior year quarter. Net income for the six month period ended June 30, 1995 was $199 compared with a loss of $213,930 in the comparable 1994 period. These improvements reflect the operating income of Quest, partially reduced by interest expense and income taxes, and the reduction in operating expenses of the ADR business.

     Liquidity and Capital Resources

     As of June 30, 1995, the Company had $58,010 in cash and short-term investments, compared to $1,520,730 as of December 31, 1994. As of June 30, 1995 the Company had working capital of $1,868,440, compared with working capital of $1,439,105 as of December 31, 1994. The Company's decrease in cash and short-term investments at June 30, 1995 compared to December 31, 1994 is principally due to the Company's March 31, 1995 acquisition of Quest Electronic Hardware, Inc. (see Note 2 of Notes to Consolidated Financial Statements). The net cash consideration paid for the acquired business amounted to $5,229,847, which was funded by $2,500,000 in borrowings (including $2,200,000 of long-term bank borrowings), $1,501,961 in net proceeds derived from the private placement of the Company's common stock, and available cash. In addition, the Company repaid $137,500 of bank debt during the quarter.

     For the six months ended June 30, 1995, the net cash used in the Company's operating activities amounted to $413,314, principally reflecting increased accounts receivable associated with the business of Quest. For the six months ended June 30, 1994, the net cash used in the Company's operating activities amounted to $251,243, principally reflecting operating losses of the ADR business. As previously discussed, the Company is evaluating its alternatives with respect to the future operations of the ADR business and there can be no assurance that the Company will continue its ADR operations.

     In conjunction with the acquisition of the electronic hardware distribution business, Quest obtained an $800,000 working capital line of credit, of which $100,000 was borrowed and outstanding at June 30, 1995 and $700,000 is fully available for future working capital needs. The Company intends to identify and evaluate potential merger and acquisition candidates engaged in lines of business complementary to the distribution of fasteners and electronic hardware business conducted by Quest. While certain of such potential acquisition opportunities are at various stages of consideration and evaluation, none are at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meets its obligations through 1996, exclusive of any cash requirements which may come about as a result of other business acquisitions.

                          PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Judicate, Inc. v. Expedite Mediation and Arbitration Services, Inc., Andrew Tivoli, Larry Roher and William Gahwyler, New York State Supreme Court, Nassau County, Index No. 27588/91. In or about October 1991, the Company commenced a lawsuit in the Supreme Court of the State of New York, County of Nassau against three (3) of its former employees and their current employer, Expedite Mediation and Arbitration Services, Inc. ("Expedite"). Expedite provides ADR services in New York Metropolitan area. The lawsuit alleges that: (i) the defendants wrongfully took numerous information from the Company; and (ii) the former employees breached their duty of good faith to the Company and tortiously interfered with the Company's prospective contractual and business relations, and (iii) the former employees engaged in unfair competition. The defendants asserted several counterclaims alleging that: (i) Company personnel have made false statements regarding the defendants; and (ii) the Company refused to pay commissions or other forms of compensation. The defendants sought damages of approximately $2,000,000, plus additional unspecified damages and costs.

          A partial settlement was made and mutual releases between the Company, Expedite and Mr. Roher were exchanged on September 7, 1994. A partial settlement was made and a mutual release between the Company and Mr. Gahwyler was exchanged on January 9, 1995.

          On May 4, 1995, a settlement was agreed to between the Company and Mr. Tivoli. On May 24, 1995, a stipulation discontinuing the action with prejudice, as against the Company and Mr. Tivoli, was filed in the Supreme Court of the State of New York, County of Nassau.

          Thomas J. Glacken v. Judicate, Inc., Pennsylvania Human Relations Division, Docket No. E-65605. On or about August 5, 1993, Thomas J. Glacken, a former employee of the Company, filed a complaint of discrimination against the Company with the Pennsylvania Human Relations Commission. The complaint alleges that Mr. Glacken's employment with the Company was terminated pursuant to a sexually discriminatory reduction of the Company's work force. On July 19, 1995, the Company was notified that the Pennsylvania Human Relations Commission determined that the complaint should be dismissed, and the complaint was dismissed on such date, because the facts did not establish that probable cause existed to support the allegations of unlawful discrimination.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          On June 14, 1995, an amendment to Form 8-K, dated March 31, 1995, was filed amending Item 7 and including financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       JUDICATE, INC.




Dated:  August 10, 1995                /s/ Dominic A. Polimeni
                                       -----------------------
                                       Dominic A. Polimeni, President
                                       and Chief Operating Officer


Dated:  August 10, 1995                /s/ Milton M. Adler
                                       -------------------
                                       Milton M. Adler, Treasurer
                                       (Principal Financial and
                                       Accounting Officer)