Form 10QSB/A
period 1995-03-31
JUDICATE INC
filed 1995-08-29
CIK 732152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------


                              FORM 10-QSB/A, No. 1


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 1995
Amending Notes to Consolidated Financial Statements and Item 2


                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________



Commission File Number            0-13324
                       ------------------------------------

                                JUDICATE, INC.
- ---------------------------------------------------------------------------
                   (Exact name of small business registrant
                          as specified in its charter)

                Delaware                                     23-2257354
      --------------------------------                    ------------------
      (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                   Identification No.)


            1500 Walnut Street, Suite 1300, Philadelphia, PA 19102
- ---------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

                                (215) 546-6200
- ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X          No  ____


         As of May 10, 1995, the Registrant had 12,445,749 shares of Common Stock, $.0001 par value, outstanding.

                        JUDICATE, INC. AND SUBSIDIARIES

                                     INDEX

                                                                 Page No.
PART I.         Financial Information


  Item 1.       Financial Statements (unaudited)

                Notes to Consolidated Financial Statements         5 - 7

  Item 2.       Management's Discussion and Analysis               8 - 9
                  or Plan of Operation

Signature Page                                                       11


                        JUDICATE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

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


     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying consolidated balance sheet as of December 31, 1994 is unaudited; however, it has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


Note 2.  Acquisition of electronic hardware distribution business.


     On March 31, 1995, the Company acquired Quest Electronic Hardware, Inc. ("Quest"), a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers, in exchange for 3,872,000 shares of the Company's common stock. Simultaneously, the Company contributed to Quest cash of $2,850,000 as additional paid-in capital and Quest purchased the fasteners distribution business from Arrow Electronics, Inc. ("Arrow") for net cash consideration of $5,229,847. In connection with these transactions, the Company recorded $6,477,005 of cost in excess of net assets of business acquired. The Company does not expect that Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, will have any impact on the Company's Consolidated Financial Statements.


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

Note 4.  Provision for restructuring.



     As a result of declining revenues of the Company's ADR business, stemming in part from increased competition, and the resultant historical losses, the Company undertook a plan of action to downsize and restructure its ADR business in order to establish a more acceptable relationship of expenses of that business to its revenues. The Company's operating results for the three month period ended March 31, 1995 include a provision for restructuring of $125,000. More than $60,000 of such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business. The balance of the provision is associated with lease termination costs, the relocation of the ADR business to more suitable office space, forfeiture of security deposits, and other costs associated with the downsizing and restructuring of the ADR business. During August 1995, the Company will relocate the office of the ADR business to more suitable space. The Company is evaluating its alternatives with respect to the future operation of its ADR business, including the possible sale, disposition or discontinuance of the business.



Note 5.           Pro forma financial information.




     The following pro forma financial information gives effect to the acquisition described in Note 2 as if such acquisition had been made as of January 1, 1995:



                  Pro Forma Combined Statement of Operations
                   For the three months ended March 31, 1995
                     (In thousands, except per share data)



                                                                            Fasteners          Pro Forma         Pro Forma
                                            Judicate          Quest         Business          Adjustments         Combined
                                            --------          -----         --------          -----------         --------
Sales                                       $  107            $  -          $ 2,180                              $ 2,287
Cost of Sales                                   41               -            1,281                                1,322
                                             -----             ---           ------                               ------

Gross Profit                                    66               -              899                                  965

Selling, General and
 Administrative Expenses                       331               -              500           $    2 (A)             895
                                                                                                  41 (B)
                                                                                                  21 (E)
                                             -----             ---           ------           ------              ------
Operating Income (Loss)                       (265)              -              399              (64)                 70

Interest Expense (Income)                      (15)              -                -               55 (C)              47
                                                                                                   7 (D)
                                             -----             ---           ------           ------              ------
Income (Loss) Before Taxes                    (250)              -              399             (126)                 23

Income Taxes                                     -               -              154             (154)(F)               -
                                             -----             ---           ------            ------             ------

Net Income (Loss)                           $ (250)           $  -          $   245           $   28             $    23
                                             ======            ===           ======            =====              ======

Income (Loss) Per
Common Share                                $ (.04)                                                              $     -
                                             ======                                                               ======

The following are the explanations of the above pro forma adjustments:




                                                                                                         Quarterly
                                                                                                       (In Thousands)
         (A)      To reflect additional charges for depreciation                                           $  2

         (B)      To reflect additional charges for amortization of goodwill                               $ 41

         (C)      To record interest on acquisition debt:

                  The term loan acquisition debt is to be paid off in
                    quarterly installments of $137.50                                                      $ 55

                  The average interest rate expected to be incurred on the
                    acquisition debt is 10.5%.

         (D)      To record interest on short-term financing                                               $  7

                  The average interest rate expected to be incurred on the
                    short-term financing is 9%.

         (E) To record net additional G & A charges:

                  Estimated additional general and administrative charges
                    related to the Fasteners Business                                                      $ 21

                    The statement of operations for the three months ended March
                    31, 1995 of the Fasteners Business does not include charges for general and administrative services that were provided by Arrow, but does include charges for certain costs that are not expected to be incurred in the future. If the Fasteners Business had been a stand alone entity as of the beginning of the period presented, it is estimated that the net amount of such costs would have resulted in additional charges of approximately $ 21.

         (F)      To reflect utilization of net operating loss carryforward                                $154

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Results of Operations

     The results of operations through March 31, 1995 include only the results of the Company's alternative dispute resolution ("ADR") business and do not reflect any operating results of the electronic hardware distribution business acquired by the Company on March 31, 1995 (see Note 2 of Notes to Consolidated Financial Statements). The following discussion and analysis, accordingly, only relates to the Company's ADR business.

     The Company's fee income was $107,092 for the three month period ended March 31, 1995 compared with $282,315 for the three month period ended March 31, 1994. This reflects a decrease of 62% compared with the comparable period in the prior year. As of March 31, 1995, the Company employed two (2) ADR Consultants compared with nine (9) ADR Consultants for the period ended March 31, 1994. The emergence and acceptance of ADR services has engendered competition in the Company's marketing areas. This has caused a continual restructuring and downsizing of the Company's ADR business to establish appropriate relationships of the Company's expenses to the current level of sales. Such restructuring has led to a reduction of selling and general and administrative expenses from a monthly average of $103,600 during the first quarter of 1994 to a monthly average of $68,670 during the first quarter of 1995.


     The Company's loss from operations for the quarter ended March 31, 1995 was $264,598 compared with a loss of $107,363 for the comparable period of the prior year. The loss for the quarter ended March 31, 1995 includes a provision of $125,000 for potential losses associated with the further restructuring and downsizing of the Company's ADR business (see Note 4 of Notes to Consolidated Financial Statements). Such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business, as well as lease termination costs, the relocation to more suitable office space, forfeiture of security deposits and other costs associated with the downsizing and restructuring of the ADR business.


     The following table sets forth operating costs and expenses as a percentage of fee income for the three month period ending March 31, 1995 and 1994, respectively:

                                Three Months Ended
                                     March 31,
                                ------------------
                                   1995      1994

Cost of service                     38%       28%
Sales and marketing                 28%       47%
General and administrative         165%       63%
Provision for restructuring        116%       --

     Cost of services as a percentage of sales increased over the comparable period of the prior year to 38% from 28%. This increase resulted from the Company's contractual agreements with certain judges which provided for minimum monthly guarantees. Such contractual agreements are no longer in existence. In addition, some judges received hourly fees in excess of the amount billable to the client.


     Sales and marketing expense decreased as a percentage of sales since the Company maintained only one location during the current quarter ended March 31, 1995, from which all nationwide marketing efforts originated.

     The increase in general and administrative expense as a percentage of sales is attributable to the decline in revenue. The period ended March 31, 1995 includes non-cash charges for depreciation of $11,000 and provisions for loss on accounts receivable for $4,500.

     The Company had non-operating income of $14,832 for the period ended March 31, 1995.

                       Liquidity and Capital Resources

     As of March 31, 1995, the Company had $455,891 in cash and short-term investments, compared to $1,520,730 as of December 31, 1994. As of March 31, 1995 the Company had working capital of $1,488,106, compared with working capital of $1,439,105 as of December 31, 1994. The Company's decrease in cash and short-term investments at March 31, 1995 compared to December 31, 1994 is principally due to the Company's March 31, 1995 acquisition of Quest Electronic Hardware, Inc. (see Note 2 of Notes to Consolidated Financial Statements). The net cash consideration paid for the acquired business amounted to $5,229,847, which was funded by $2,500,000 in borrowings (including $2,200,000 of long-term bank borrowings), $1,501,961 in net proceeds derived from the private placement of the Company's common stock, and available cash.

     Historically, the ADR business incurred substantial operating losses. During the quarter ended March 31, 1995, the net cash provided by the operating activities of the Company's ADR business amounted to $63,047. As previously discussed, the Company is evaluating its alternatives with respect to the future operations of the ADR business and there can be no assurance that the Company will continue its ADR operations.


     In conjunction with the acquisition of the electronic hardware distribution business, Quest obtained an $800,000 working capital line of credit, of which $100,000 was borrowed and outstanding at March 31, 1995 and $700,000 is fully available for future working capital needs. The Company intends to identify and evaluate potential merger and acquisition candidates engaged in lines of business complementary to the distribution of fasteners and electronic hardware business conducted by Quest. While certain of such potential acquisition opportunities are at various stages of consideration and evaluation, none are at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meet its obligations through 1996, exclusive of any cash requirements which may come about as a result of other business acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 JUDICATE, INC.


Dated: August 25, 1995           By: STEPHEN J. DRESCHER
                                 ---------------------------
                                     Stephen J. Drescher,
                                     Chairman, Chief Executive
                                       Officer
                                       (Principal Executive Officer)



Dated: August 25, 1995           By: MILTON M. ADLER
                                 ---------------------------
                                     Milton M. Adler,
                                     Treasurer
                                     (Principal Financial and
                                       Accounting Officer)