Form 10KSB/A
period 1994-12-31
JUDICATE INC
filed 1995-08-30
CIK 732152

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                              FORM 10-KSB/A, No. 2

(Mark One)
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
Amending Items 6, 7, 10 and 13

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                         Commission file number 0-13324

                                 JUDICATE, INC.
                    (Name of business issuer in its charter)

           Delaware                               23-2257354
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


             1500 Walnut Street, Suite 1300, Philadelphia, PA 19102
              (Address of principal executive offices) (Zip Code)

                                (215) 546-6200
              (Registrant's telephone number, including area code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         Common Stock, $.0001 Par Value

                              ------------------

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X    NO



Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    / /



         The Company's gross revenues for calendar year 1994 were $844,025.

         As of April 7, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately
$12,787,860.(1)

         As of April 7, 1995, there were 12,445,749 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format


                           YES       NO   X



- -----------------------
(1) Calculated by excluding all shares held by owners of 5% or more of the stock.


                                JUDICATE, INC.


                                    Index                             Page



PART II

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION                                     4

ITEM 7.           FINANCIAL STATEMENTS                                  8

PART III

ITEM 10.          EXECUTIVE COMPENSATION                                9

PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K                     14




Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Fiscal 1994 compared with 1993 and 1992

         The Company's fee income for the period ended December 31, 1994 was $844,025 compared to $2,576,598 for the year ended December 31, 1993 and compared to $4,558,725 for the year ended December 31, 1992. This represents a decrease of 67% and 81% respectively. The Company attributes the decreases primarily to its determination to restructure and downsize its operations. The expenses necessary to maintain an augmented sales force did not make it feasible to continue this program based on sales yield per sales person. Furthermore, due to increased competition, the sales price of the Company's services were reduced by about twenty (20%) percent each year. The Mandatory Binding Mediation Program for cases under $50,000 through the Philadelphia County Court System has also substantially impacted revenue for the Philadelphia location. An additional factor in the sales decline is the nationwide consolidation of insurance company locations.

         The Company's losses from operations for the year ended December 31, 1994 was $641,081 compared to a loss of $2,370,444 for the year ended December 31, 1993 and a loss of 2,879,749 for the year ended December 31, 1992. The reduced loss from continuing operations is primarily the result of the Company's restructuring and implementation of its cost containment program during the latter part of 1992 and continued and expanded in calendar year 1993 and 1994. Continual staff reductions were made and agreements with vendors for equipment rental and lease of premises were renegotiated.

         The following table sets forth (i) operating costs and expenses of the Company, and (ii) such operating costs and expenses of the Company expressed as a percentage of sales of the Company:


                      1994                                                                     1993
- -----------------------------------------------------------------------------------------------------------------------------------
Cost of Service       Sales &               General & Admin         Cost of             Sales &               General & Admin
                      Marketing             and Provision           Service             Marketing             and Provision
                                            for Doubtful                                                      for Doubtful
                                            Accounts                                                          Accounts
$272,660              $330,018              $882,428                $780,715            $1,127,188            $3,039,139*





                      1994                                                                     1993
- -----------------------------------------------------------------------------------------------------------------------------------
Cost of Service       Sales &               General & Admin         Cost of             Sales &               General & Admin
                      Marketing             and Provision           Service             Marketing             and Provision
                                            for Doubtful                                                      for Doubtful
                                            Accounts                                                          Accounts
     32%                 39%                      105%                30%                 44%                   117%*


                                      4


                      1993                                                                     1992
- -----------------------------------------------------------------------------------------------------------------------------------
Cost of Service       Sales &               General & Admin         Cost of             Sales &               General & Admin
                      Marketing             and Provision           Service             Marketing             and Provision
                                            for Doubtful                                                      for Doubtful
                                            Accounts                                                          Accounts
$780,715              $1,127,188            $3,039,139*             $1,051,075          $1,940,487            $4,446,912



                      1993                                                                     1992
- -----------------------------------------------------------------------------------------------------------------------------------
Cost of Service       Sales &               General & Admin         Cost of             Sales &               General & Admin
                      Marketing             and Provision           Service             Marketing             and Provision
                                            for Doubtful                                                      for Doubtful
                                            Accounts                                                          Accounts
    30%                  44%                      117%*               23%                 43%                   98%


- ----------------
*Includes financial consultation and other management services.


The Company's cost of service as a percentage of fee income shows a continual increase from 1992 through 1994, primarily due to the Company's agreement with judges. In order to attract and retain quality judges, the Company contracted to pay certain judges monthly minimum guarantees and hourly stipends in excess of the published hourly rates. Such costs are not billable to our client base, therefore the cost of service category was negatively impacted.

The Company's sales and marketing expenses as a percentage of fee income increased slightly from 1992 to 1993 and decreased for 1994. Consistent with management's strategy to reduce such expenses, while at the same time reacting to a highly competitive environment, a substantial amount of marketing expenses compared to fee income had to be maintained during 1993. In 1994 with a telemarketing program in effect and developing sales leads by the use of mailing lists, these expenses were reduced.

The Company's general and administrative expense as a percentage of sales increased from 1992 to 1993 and decreased in 1994. This is a result of the combined factors of management's cost reduction program in effect during this period and the decreased level of sales compared to fixed costs.

The Company had other income of $48 for the year ended December 31, 1994 as compared to other income of $9,347 for the year ended
December 31, 1993 and other income of $16,660 for the year ended
December 31, 1992.

Liquidity and Capital Resources

         As of December 31, 1994, the Company had $1,520,730 in cash and short term investments, as compared with $643,029 in cash and short term investments as of December 31, 1993. As of December 31, 1994, the Company had working capital of $1,439,105, compared with working capital of $543,234 as of December 31, 1993. The increase in working capital results from the purchase of the Company's securities resulting from its exchange offer of Series II for Series I Warrants and a private placement of its securities which produced aggregate net proceeds of $1,371,082. Cash used in operations during 1994 was $383,901. In addition, the Company advanced $109,480 to Quest Electronic Hardware, Inc. to be used for the purchase of computer equipment. Quest became a subsidiary of the Company on March 31, 1995.

         In the period from March to May of 1994, the Company received $449,190 from Series II Warrant holders who exchanged their Series
I Warrants pursuant to the Exchange Offer of February 28, 1994.
Each Series I Warrant holder receiving an offer to exchange warrants for Series II Warrants which were exercisable for the purchase of three shares of Common Stock at an aggregate purchase price of $1.875. A total of 239,568 Series II Warrants were exercised and 718,704 shares of Common Stock of the Company were issued. At the present time, there are still 25,760 Series I
Warrants outstanding and there are no Series II Warrants outstanding.

         In November 1994, a private placement yielded $700,000 through the sale of 2,000,000 shares of the Common Stock of the Company at $.35 per share. At the same time, the purchasers received an equal amount of warrants to purchase shares of Common Stock of the Company at an exercise price of $.35. Biltmore Securities, Inc.

acted as placement agent and received a commission of 200,000 shares of Common Stock and 200,000 Warrants to purchase Common Stock of the Company at $.35 per share. Legal expenses in connection with the Exchange Offer of Series II Warrants and Private Placement were $35,568.

         Stephanie Holdings, Inc., an affiliate of Biltmore Securities, Inc., purchased 515,200 shares of the Common Stock of the Company at a purchase price of $.50 per share. Concurrent with this purchase, Stephanie Holdings returned 103,040 Series I Warrants to the Company which had been purchased from the Warrant holders.
These 103,040 Series I Warrants were cancelled upon receipt by the Company.

         On March 31, 1995, a private placement was completed for which Biltmore Securities, Inc. acted as placement agent. 1,160,000 shares were sold at $1.50 per share. The Company has agreed to pay to Biltmore Securities, Inc. a cash payment of $217,500 which represents a 10% placement fee and a 2.5% non-accountable expense

allowance based on the total proceeds of $1,740,000.    These
amounts were paid from the proceeds of the private placement and available cash. In addition, the Company granted 116,000 options to purchase one share of the Common Stock of the Company at an exercise price of $3.50. These options expire March 31, 2000.

         Since its formation, the Company has suffered substantial cash flow deficits and operating losses. In recent months, the level of the Company's cash flow deficits has been reduced. During calendar year 1994, the Company had a cash loss of $383,901 from operating activities and realized $1,371,082 from exercise of warrants and a private placement of its securities. Note 2 of Notes to Consolidated Financial Statements disclosed that (i) the Company incurred a loss for the year ended December 31, 1994 and experienced negative cash flows from operations and (ii) the Company's ability to meet its obligations was dependent upon its ability to obtain additional financing and expansion of its operations into new lines of business. As described in Note 14 of Notes to Consolidated Financial Statements, the Company has completed the private placement of securities and the acquisition of Quest Electronic Hardware, Inc. as of the close of business on March 31, 1995. Based on these recent events, management believes that its working capital, funds available under its credit agreement, and additional funds generated from operations will be sufficient to meet its obligations through 1996, exclusive of any cash requirements which may come about as a result of other business acquisitions.

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

         Various office equipment, computer equipment and furniture and fixtures previously used in operations have been segregated and included in other assets at the lower of their cost or market value at December 31, 1994. Specifically, equipment held for lease and idle equipment having an aggregate book value of $161,335
(aggregate cost of $340,153 net of accumulated depreciation of $178,818) at December 31, 1994, was determined to have a net realizable value of $25,000 at that date. As a result, general and administrative expenses shown in the statement of operations for the year ended December 31, 1994 include a charge of $136,335 to reflect this write-down. The lease for the leased equipment commenced in December 1993. However, as the Company received no lease payments during 1994, and as it estimated the costs to repossess the equipment to be prohibitive, it determined at the end of that year that the value of such leased equipment had diminished significantly. Idle equipment was written-down to net realizable value at the end of 1994, based upon management's updated assessment of the projected need for the equipment in ongoing operations and its inability, during the year, to otherwise dispose of the equipment.


Item 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Revised Financial Statements and supplementary financial information follow Item 13 herein.

ITEM 10.  EXECUTIVE COMPENSATION

                  The following table sets forth the compensation of the named executives for the periods indicated. No executive officer had total annual salary and bonus equal to or greater than $100,000.


                                                                                     Long Term Compensation
                                      Annual Compensation                       Awards                      Payouts


      (a)                      (b)        (c)       (d)            (e)          (f)              (g)              (h)       (i)
                                                                               Restricted      Securities                  All other
Name and                                                      Other Annual     Stock           Underlying       LTIP       Compen-
Principal Position             Year     Salary($)   Bonus($) Compensation($)   Awards(s)($)   Options/SARs(#)  Payouts($)  sation($)
Stephen J. Drescher            1994     52,000        -             -              -               250,000
 Chairman, Chief Executive     1993     19,000        -             -              -                  -            -          -
   Officer and President       1992       -           -             -              -                  -            -          -


         No grants of stock options were made during 1993 to any executive named in the above table.

         The following table sets forth information relating to individual grants of stock options made during 1994 to each executive officer named in the above table:

                    Option/SAR Grants in Last Fiscal Year
                              Individual Grants

(a)                                    (b)                 (c)                       (d)                      (e)

                                    Number of            % of Total
                                    Securities           Options/SARs
                                    Underlying           Granted to
                                    Options/SARs         Employees in           Exercise or              Expiration
Name                                Granted              Fiscal Year            Base Price                 Date
Stephen J. Drescher                 250,000(1)                55.5%                 $0.625                   1/27/04

(1) These options were granted on January 27, 1994 and became exercisable on July 28, 1994.

         The following table sets forth information relating to outstanding stock options held by each executive officer named in the compensation table.

             Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values

(a)                          (b)            (c)                 (d)                   (e)

                                                              Number of
                                                              Securities           Value of
                                                              Underlying           Unexercised
                                                              Unexercised          In-the-Money
                                                              Options/SARs         Options/SARs

                           Shares                             at FY-End(#)         at FY-End(#)
                          Acquired on       Value             Exercisable/         Exercisable/
Name                      Exercise(#)     Realized($)         Unexercisable        Unexercisable
Stephen J. Drescher         -0-               -$0-               250,000              $531,250
                        (exercisable)

         No awards to any named executive officer were made during 1994 under a long-term incentive plan. Except as described below, the Company had no standard arrangements with respect to the compensation of its directors during 1993 and 1994.


THE 1994 DIRECTOR NON-QUALIFIED STOCK OPTION PLAN

         On January 26, 1994, the Board of Directors (the "Board") adopted the above captioned plan (the "1994 Plan"). Pursuant to the terms of the 1994 Plan, options for an aggregate of 300,000 shares of the Company's Common Stock may be granted.

         All non-employee directors shall receive an option to purchase 15,000 shares of the Common Stock of the Company on the first
Monday of February in each calendar year at an exercise price equal to the fair market value per share of the Common Stock on that date. Such options shall be exercisable immediately for a period of 10 years from date of grant unless terminated earlier pursuant to the terms of the plan. Subject to shareholder approval, 120,000 options have been granted to date at exercise prices of $1.125 per share and $2.406 per share.

1985 INCENTIVE STOCK OPTION PLAN

         All full time employees of the Company are eligible to participate in the 1985 Incentive Stock Option Plan (the "1985 plan"). There are outstanding 533 options under the 1985 Plan at an exercise price of $9.90 with an expiration date of October 3, 1995. On June 3, 1985, the Board approved the plan with shareholder approval granted on December 12, 1985.

1992 STOCK OPTION PLAN

         In June 1992, the Board unanimously approved the adoption of the "1992 Plan" which was approved by the shareholders of the Company on January 8, 1993. Under the 1992 Plan, both incentive stock options ("ISOs") and non-qualified stock options ("Non-Qualified Options") may be granted (together, the "Options"). Each Option is to be specifically designated at the time of its grant as an ISO (within the meaning of Section 422 of the Internal Revenue Code of 1986) (the "Code"), or a Non-Qualified Option. All non-management employees are eligible to receive ISOs under the 1992

Plan. All non-management employees and non-employee consultants and Company Judges are eligible to receive Non-Qualified Options under the 1992 Plan.

         The aggregate maximum number of options issuable under the 1992 Plan to purchase shares of the Company's Common Stock is 1,900,000 options.

         The following table sets forth, since the inception of the 1992 Plan, the persons who have received options and their respective exercise prices:

                                    No. Of               Exercise           Expiration
   Group                            Options              Price                 Dates
   Employees                         6,666               $12.75             12/10/97

   Consultants                      15,000               $28.65               7/8/97

   Judges                            3,333               $ 7.95               1/2/96
                                     9,846               $15.00               2/1/98
                                     9,330               $17.85              7/28/96
                                     1,666               $19.65             11/13/96
                                       666               $22.50               6/3/97
                                     2,332               $26.25               1/9/97
                                       666               $33.75               9/1/97


         The Company will not grant additional options under the 1985 Incentive Stock Option Plan and the 1992 Stock Option Plan.

THE 1992 AMENDED AND RESTATED MANAGEMENT INCENTIVE OPTION PLAN

         In December 1991, the Board approved the Company's 1992 Management Incentive Option Plan (the "Incentive Plan"). In September and October 1992, effective as of the date of the original plan, the Board approved certain amendments to the original plan which was ratified by the Shareholders of the Company on January 8, 1993. Pursuant to the terms of the Incentive Plans non-qualified options to purchase up to 533,333 shares of the Company's Common Stock may be granted to officers, directors, key employees and consultants of the Company.

         As of March 31, 1995, the following options were outstanding under this plan:

                                            No. Of                     Exercise         Expiration

         Group                              Options                    Price            Date
         Stephen J. Drescher                250,000                    $.625            1/27/04

         Paul L. Burton                     200,000                    $.625            6/24/04

         In addition, the following options are outstanding:

                                            No. Of                     Exercise         Expiration
         Group                              Options                    Price            Date
         Biltmore                           626,956                    $.249            12/31/98

         Victor Wang                        100,000                    $.625            1/13/96

All other options previously outstanding have been canceled due to the termination of the option holders association with the Company. All options and exercise prices have been restated to give effect to the reverse stock split approved by the shareholders of the Company on December 22, 1993.


WARRANTS

         2,000,000 Units, each consisting of a share of common stock and a warrant to purchase a share of common stock at $.35 per share, were sold in a November 1994 Private Placement for a price of $.35 per unit. Biltmore Securities, Inc. acted as placement agent for this transaction and received a fee equal to 200,000 shares of Common Stock and 200,000 warrants to purchase common stock at $.35 per share. This fee represented 10% of the number of units sold in the private offering. These warrants expire November 7, 2004. The $.35 valuation placed on the warrants reflected what was determined by the Company to be the then current market price based upon the following factors:


         (i) the price per share in the private placement was determined based on the culmination of protracted negotiations between the Company and the purchasers. During negotiations, (from September to November 1994) the bid price of the stock ranged between $.875 and $1.125;


         (ii) the trading volume of the stock during the three months prior to the November 14, 1994 issuance averaged approximately 155,000 per month. Such volume could not support the shares and options to be issued at the above referenced quoted bid prices;


         (iii) the Company had suffered significant losses since its inception. The book value per common share of its stock was approximately $.25 at September 30, 1994. Upon taking the 2,000,000 shares to be issued in the private placement into consideration that amount would drop to approximately $.16 per share;


         (iv) the shares underlying the options were restricted as to their ability to be sold;


         (v) the culmination of the negotiations related to the November private placement resulted in the sale of Company Common Stock at $.35 per share. The options issued were valued with reference to that price.


Assuming a fair market value of $.35 per unit, the 200,000 units paid as a placement agent fee would be valued at $70,000.


         There are 25,760 Series I Warrants outstanding, each for the purchase of 2.511 shares of Common Stock of the Company at an exercise price of $1.80. These warrants expire June 30, 1996.


         On March 31, 1995 Biltmore Securities, Inc., in partial consideration of its serving as Placement Agent, was granted 103,000 options to purchase a like number of shares of the Common Stock of the Company at $3.50 per share. Such options expire March 31, 2000. Additional options to acquire 13,000 shares on identical terms were granted to Biltmore in respect of additional compensation due to Biltmore for its services as Placement Agent. Said 116,000 options represented an amount equal to 10% of the shares sold in the private offering.


                                   PART IV


Item 13.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K


         (a)      Financial Statements, Financial Statement Schedules and
                  Exhibits.



         1. Financial Statements and Financial Statement Schedules - See the index to the financial statements on page F-1.


         2. The following financial statement schedules are included in this report:


                  (i)  Schedule V - Property, Plant and Equipment.


                  (ii) Schedule VI - Accumulated depreciation, depletion and amortization of property, plant and equipment.


                  All other schedules are not included because they are either not applicable or the required information is included in the financial statements or notes thereto.


         3.       See Index to Exhibits on page E-1.


         (b)      Report on Form 8-K.


                  The following reports on Form 8-K (the "FORM") were filed during the last quarter of 1994 through the date hereof:


                  (1) Form 8-K dated November 28, 1994 containing information responsive to Item 4 of the Form.


                  (2) Form 8-K dated November 29, 1994 containing information responsive to Item 5 of the Form.


                  (3) Form 8-K dated March 31, 1995 containing information responsive to Items 1, 2 and 7 of the Form, as amended by Form 8-K/A, No.1 dated March 31, 1995.


JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


                                                                                                       Page to Page
Pro Forma:

   Pro Forma Condensed Combined Financial Statements [Unaudited]...................................     F-3.......F-4

   Pro Forma Condensed Combined Balance Sheet as of
   December 31, 1994 [Unaudited]...................................................................     F-5.......F-6

   Pro Forma Condensed Combined Statement of Operations for the
   year ended December 31, 1994 [Unaudited]........................................................     F-7

   Adjustments to Pro Forma Condensed Combined Financial
   Statements [Unaudited]..........................................................................     F-8.......F-10

Financial Statements:

   Report of Independent Auditors..................................................................     F-11

   Consolidated Balance Sheet as of December 31, 1994..............................................     F-12

   Consolidated Statement of Operations for the year ended December 31, 1994.......................     F-13

   Consolidated Statement of Changes in Stockholders' Equity for the year
   ended December 31, 1994.........................................................................     F-14

   Consolidated Statement of Cash Flows for the year ended December 31, 1994.......................     F-15......F-16

   Notes to Consolidated Financial Statements......................................................     F-17......F-26

   Independent Auditors' Report....................................................................     *

   Balance Sheets - December 31, 1993 and December 31, 1992........................................     *

   Statements of Operations for the year ended December 31, 1993 and 1992..........................     *

   Statements of Changes in Shareholders' Equity for the years ended
   December 31, 1993 and 1992......................................................................     *

   Statements of Cash Flows for the years ended December 31, 1993 and 1992.........................     *

   Notes to Financial Statements...................................................................     *

Financial Statement Schedules:


   Schedule V - Property, Plant and Equipment for the years ended
   December 31, 1993 and 1992......................................................................     *



   Schedule VI - Accumulated Depreciation , Depletion and Amortization
   of Property, Plant and Equipment for the years ended December 31, 1993
   and 1992........................................................................................     *


     All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

*Previously Filed


JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[UNAUDITED]
- -------------------------------------------------------------------------------


     The following pro forma condensed combined balance sheet as of December 31, 1994 and the combined statement of operations for the year then ended give effect to Judicate, Inc. ["Judicate" or the "Company"] completing the following transactions:


     (i) In March and April 1995, the Company consummated a private placement of its securities. Fifty-eight units of Company securities [each unit consisting of 20,000 shares of Company common stock] were sold through a placement agent. The net proceeds to the Company from the placement of these securities was approximately $1,523,000, after deducting placement agent fees of approximately $217,000. The placement agent also received a portion of its fee in the form of 116,000 options to purchase Company common stock at an exercise price of $3.50 per share. These options expire March 31, 2000.


     (ii) As of the close of business on March 31, 1995, the Company acquired

100% of the stock of Quest Electronic Hardware, Inc. ["Quest"], a privately owned Company, in exchange for a 25% interest in Judicate, Inc. on a fully diluted basis. Such acquisition was effected pursuant to a share acquisition agreement, dated as of November 29, 1994. Pursuant to the Share Agreement, the Company issued, at the closing of the transaction, 3,871,944 newly issued, fully-paid and non-assessable shares of common stock of the Company, in exchange for all of the issued and outstanding shares of common stock of Quest. As required by the Share Agreement, this number represented 25% of the outstanding Common Stock of the Company on a fully diluted basis. The Company will account for such acquisition using purchase method of accounting.


     (ii) Simultaneously with the foregoing events, Quest acquired the fasteners distribution business [the "Fasteners Business"] of Arrow Electronics, Inc., a New York corporation ["Arrow"]. Such acquisition was effected pursuant to a Purchase of Assets Agreement, dated as of November29, 1994, by and between Quest and Arrow [the "Purchase Agreement"]. Under the Purchase Agreement, Quest acquired the assets of Arrow used exclusively in connection with Arrow's operations of the Fasteners Business. Such assets include, but are not limited to, machinery, equipment, furniture, motor vehicles and other personal property, inventories, rights [including accounts receivable] under contracts, agreements, leases, permits and licenses [to the extent assignable], expensed items, price lists and other documents. The Company intends to use the acquired assets to continue the business of the Fasteners Business.


     The purchase for the acquisition of the Fasteners Business was a negotiated fixed price. The price consisted of a cash payment of approximately $5 million plus the assumption of certain liabilities of the Fasteners Business. As more fully described below, the purchase price was funded through a combination of proceeds of borrowings under a Loan and Security Agreement [as defined below], the proceeds from the

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[UNAUDITED]
- -------------------------------------------------------------------------------


sale of the Company's securities under a private placement and available cash.


     Under a Loan and Security Agreement, dated as of March 31, 1995, by and between Quest and Silicon Valley Bank [the "Loan Agreement"], Quest borrowed $2.2 million to partially fund the acquisition of the Fasteners Business. In order to secure the obligations of Quest under the Loan Agreement, the Company entered into a Stock Pledge Agreement, dated as of March 31, 1995, with Silicon Valley Bank [the "Bank"]. Under the terms of said agreement, the Company pledged to the Bank the shares of capital stock of Quest which the Company held at such date and in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the Bank.


     An additional portion of the funds for the purchase price for the Fasteners Business [approximately $1.5 million] was provided from the proceeds of the private placement of noted in (i) above. The balance of the cash portion of the purchase price for the Fasteners Business was provided by available cash.


     (iv) In March and April 1995, the Company received the proceeds of short-term financing in the amount of $300,000.


     The pro forma information is based on the historical financial statements of the Company, giving effect to the transactions under the purchase method of accounting and assumptions and adjustments in the accompanying notes to the pro forma financial statements. The pro forma balance sheet assumes that the transactions occurred as of the balance sheet date.


     The pro forma statements of operations give effect to these transactions as if they had occurred at the beginning of the fiscal years presented [i.e. January 1, 1994] and were carried forward through the interim periods presented. The historical statements of operations will reflect the effects of these transactions from the date on which they occurred.


     The pro forma combined statements have been prepared by the Company's management based upon the historical financial statements of the Company and these pro forma statements may not be indicative of the results that actually would have occurred if the combinations had been in effect on the dates indicated or which may be obtained in the future. The pro forma financial statements should be read in conjunction with the financial statements and notes of the Company as contained in annual report Form 10-KSB filed with Securities and Exchange Commission.


JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

PRO FORMA CONDENSED COMBINED BALANCE SHEET AS OF DECEMBER 31, 1994. [IN THOUSANDS] [UNAUDITED]
- -------------------------------------------------------------------------------


                                                                                 Fasteners      Pro Forma      Pro Forma

                                               Judicate         Quest            Business      Adjustments     Combined
Assets:
Current Assets:
   Cash                                   $     1,521        $        1       $        5    $     1,523 [1]    $      550
                                                                                                  2,200 [3]
                                                                                                (5,000) [4]
                                                                                                    300 [6]
   Accounts Receivable - Net                       72                --              763             --               835
   Inventories                                     --                --            2,042             --             2,042
   Other Current Assets                            56                15               --             --                71
   Other Receivables                              109                --               --          (109) [5]            --
   Due from Related Parties                        --                --              850          (850) [4]            --
                                          -----------        ----------       ----------    ----------         ----------

   Total Current Assets                         1,758                16            3,660        (1,936)             3,498

Property and Equipment - Net                       50               109               60            40  [4]           249
                                                                                                   (10) [4]
Goodwill                                           --                --               --          3,871 [2]         6,509
                                                                                                  2,638 [4]

Other Assets                                       65                --               --            --                 65
                                          -----------        ----------       ----------    ----------         ----------
   Total Assets                           $     1,873        $      125       $    3,720    $    4,603         $   10,321
                                          -----------        ----------       ----------    ----------         ----------
                                          -----------        ----------       ----------    ----------         ----------

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

PRO FORMA CONDENSED COMBINED BALANCE SHEET AS OF DECEMBER 31, 1994.
[IN THOUSANDS] [UNAUDITED]
- -------------------------------------------------------------------------------



                                                                                Fasteners      Pro Forma          Pro Forma
                                            Judicate           Quest            Business      Adjustments          Combined
Liabilities, Stockholders' Equity
  and Net Worth:
Current Liabilities:
   Accounts Payable                       $       270        $       --       $      384     $       --        $      654
   Accrued Expenses                                18                --              154             --               172
   Loans Payable - Financial
     Institution                                   --                --               --            550 [3]           550
   Short-Term Financing                            --                --               --            300 [6]           300

   Other Payable                                   --                15               --             --                15
   Other Current Liabilities                       31               109               --           (109)[5]            31
                                          -----------        ----------       ----------     ----------        ----------
   Total Current Liabilities                      319               124              538            741             1,722
                                          -----------        ----------       ----------     ----------        ----------
Long-Term Debt                                     --                --               --          1,650[3]          1,650
                                          -----------        ----------       ----------     ----------        ----------
                                          -----------        ----------       ----------     ----------        ----------
Stockholders' Equity:
   Preferred Stock                                  1                --               --             --                 1

   Common Stock                                     1                 1               --            (1) [2]             1

   Additional Paid-in Capital                  17,260                --               --          1,523 [1]        22,655
                                                                                                  3,872 [2]

   Accumulated Deficit                        (15,708)               --               --             --           (15,708)
                                          -----------        ----------       ----------     ----------        ----------

   Total Stockholders' Equity                   1,554                 1               --          5,394             6,949
                                          -----------        ----------       ----------     ----------        ----------
Net Worth                                          --                --            3,182         (3,182)               --
                                          -----------        ----------       ----------     ----------        ----------
   Total Liabilities, Stockholders'
     Equity and Net Worth                 $     1,873        $      125       $    3,720     $    4,603        $   10,321
                                          -----------        ----------       ----------     ----------        ----------
                                          -----------        ----------       ----------     ----------        ----------

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS FOR THE YEAR
ENDED DECEMBER 31, 1994.
[IN THOUSANDS] [UNAUDITED]
- -------------------------------------------------------------------------------



                                                                        Fasteners       Pro Forma           Pro Forma
                                       Judicate         Quest            Business     Adjustments           Combined
Sales                                $    844          $     --         $    7,699    $      --             $     8,543

Cost of Sales                             273                --              4,453           --                   4,726
                                     --------          --------         ----------    ---------             -----------
   Gross Profit                           571                --              3,246           --                   3,817


Selling, General and
   Administrative Expenses              1,212                --              1,763            9  [A]              3,231
                                                                                            163  [B]
                                                                                             84  [E]
                                     --------          --------         ----------    ---------             -----------
   Operating [Loss] Income               (641)               --              1,483         (256)                    586

Interest Expense                           --                --                 --          199  [C]                226
                                                                                             27  [D]
                                     --------          --------         ----------    ---------             -----------

   [Loss] Income Before
     Income Taxes                        (641)               --              1,483         (482)                    360

Income Taxes                               --                --                572         (572)  [F]                --
                                     --------          --------         ----------    ---------             -----------
   Net [Loss] Income                 $   (641)         $     --         $      911    $      90             $       360
                                     --------          --------         ----------    ---------             -----------
                                     --------          --------         ----------    ---------             -----------
[Loss] Income Per Common
   Share:
   Primary                           $   (.23)                                                              $       .05
                                     --------                                                               -----------
                                     --------                                                               -----------

   Fully Diluted                          N/A                                                               $       .03
                                     --------                                                               -----------
                                     --------                                                               -----------

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

ADJUSTMENTS TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[IN THOUSANDS] [UNAUDITED]
- -------------------------------------------------------------------------------


Balance Sheet Adjustments:


     [1] To reflect the private placement of Judicate securities through the April 3, 1995 closing.


         Net Proceeds                  $ 1,523
                                       -------
                                       -------


     [2] To reflect the issuance of 3,872 shares of common stock to effect the purchase of Quest. Such shares are restricted and are valued at $1.00 per share, an approximate 50% discount to market price on March 31, 1995. The total purchase price is $3,872 and $3,871 has been allocated to goodwill.


                                                   Current         Long-Term

     [3] To reflect bank loans extended to Quest     $ 550          $ 1,650
                                                     =====          =======


         The term loan acquisition debt is to be paid-off in quarterly installments of $137.50.


     [4] To allocate the purchase cost of the Fasteners Business to acquired net assets at fair value and to reflect resulting goodwill from the acquisition of the Fasteners Business:


                                                       Pro Forma Adjustment
         Accounts Receivable - Net       $      763
         Inventories                          2,042
         Property and Equipment                  90
         Other Assets                             5
         Goodwill                             2,638
         Liabilities                           (538)
                                         ----------

           Purchase Cost - Cash          $    5,000        $   5,000
                                         ==========        =========


         Pro Forma entry [4] reflects the following:


         Difference between net book value and fair value of assets acquired:


         Property and Equipment:
           Per Historicals                $    60
           Property Not Acquired               10      $    (10)
                                          -------      --------
                                                       --------

         Net Book Value                        50
         Fair Market Value                     90
                                          -------
         Pro Forma Adjustment                          $     40
                                                       --------
                                                       --------
       Receivable Not Purchased:
         Pro Forma Adjustment                          $   (850)
                                                       --------
                                                       --------
       Recording of Goodwill                           $  2,638
                                                       --------
                                                       --------


JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

ADJUSTMENTS TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[IN THOUSANDS] [UNAUDITED]
- -------------------------------------------------------------------------------


Balance Sheet Adjustments [Continued]:


         The property and equipment is to be depreciated over 10 years under the straight-line method, and goodwill is to be amortized over forty years under the straight-line method.



     [5] To eliminate intercompany balances                  $    109
                                                             --------
                                                             --------


     [6] To reflect short-term financing extended to Judicate   $   300
                                                                -------
                                                                -------



JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

ADJUSTMENTS TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[IN THOUSANDS] [UNAUDITED]
- -------------------------------------------------------------------------------


Income Statement Adjustments:



[A]    To reflect additional charges for depreciation:

                                                                           Annual
       Fasteners business assets purchased at fair market      $     90
                                                               --------
       Depreciation straight-line for ten years                $      9    $    9
                                                               --------
                                                               --------
[B]    To reflect additional charges for amortization of
         goodwill                                                          $  163
                                                                           ------
                                                                           ------
[C]    To record interest on acquisition debt:

       The term loan acquisition debt is to be paid off
         in quarterly installments of $137.50                              $  199
                                                                           ------
                                                                           ------
       The average interest rate expected to be incurred on
         the acquisition debt is 10.5%.

[D]    To record interest on short-term financing                          $   27
                                                                           ------
                                                                           ------
       The average interest rate expected to be incurred on
         the short-term financing is 9%.


[E]    To record net additional G & A charges:

       Estimated additional general and
         administrative charges related to the Fasteners Business          $   84
                                                                           ------
                                                                           ------
       The statement of operations of the Fasteners Business does not include charges for general and administrative services that were provided by
       Arrow, but does include charges for certain costs that are not expected to be incurred in the future. If The Fasteners Business had been a stand alone entity as of the beginning of the period presented, it is estimated that the net amount of such costs would have resulted in additional charges of approximately $84.

[F]    To reflect utilization of net operating loss carryforward:          $  572
                                                                           ------
                                                                           ------


                              . . . . . . . . .

                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Judicate, Inc.
   Philadelphia, Pennsylvania


     We have audited the accompanying consolidated balance sheet of Judicate, Inc. and its subsidiaries as of December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of

Judicate, Inc. and its subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                 MORTENSON AND ASSOCIATES, P. C.
                                                 Certified Public Accountants.


Cranford, New Jersey
April 10, 1995

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1994.
- -------------------------------------------------------------------------------



Assets:
Current Assets:
   Cash and Cash Equivalents                                       $  1,520,730
   Accounts Receivable - Net of Allowance for Doubtful
     Accounts of $208,286                                                72,201
   Other Current Assets                                                  55,445
   Other Receivable                                                     109,480
                                                                   ------------

   Total Current Assets                                               1,757,856
                                                                   ------------

Property and Equipment - Net                                             50,069
                                                                   ------------
Other Assets:
   Deposits                                                              40,202
   Other Assets                                                          25,000
                                                                   ------------
   Total Other Assets                                                    65,202
                                                                   ------------

   Total Assets                                                    $  1,873,127
                                                                   ------------
                                                                   ------------

Liabilities and Stockholder's Equity:
Current Liabilities:

   Accounts Payable and Accrued Expenses                           $    287,954
   Other Current Liabilities                                             30,797
                                                                   ------------
   Total Current Liabilities                                            318,751
                                                                   ------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $.01 Par Value; Authorized 1,000,000 Shares:
     Series A Convertible, Authorized 900,000 Shares; Issued and
       Outstanding 140,000 Shares; $140,000 Liquidation Value             1,400

   Common Stock, $.0001 Par Value; Authorized 20,000,000
     Shares, Issued and Outstanding 6,733,805 Shares                        673

   Additional Paid-in Capital                                        17,260,549

   Accumulated Deficit                                              (15,708,246)
                                                                   ------------
   Total Stockholders' Equity                                         1,554,376
                                                                   ------------
   Total Liabilities and Stockholders' Equity                      $  1,873,127
                                                                   ------------
                                                                   ------------



See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 1994.
- -------------------------------------------------------------------------------



Fee Income                                                          $   844,025
                                                                    -----------
Operating Costs and Expenses:
   Cost of Services                                                     272,660
   Sales and Marketing Expenses                                         330,018
   General and Administrative Expenses                                  831,510
   Provision for Doubtful Accounts                                       50,918
                                                                    -----------
   Total Operating Costs and Expenses                                 1,485,106
                                                                    -----------

   Loss from Operations                                                (641,081)
                                                                    -----------
Other Income [Expense]:
   Interest Expense                                                     (34,222)
   Interest Income                                                       34,270
                                                                    -----------
   Total Other Income                                                        48
                                                                    -----------
   Net Loss                                                         $  (641,033)
                                                                    -----------
                                                                    -----------
   Loss Per Common Share                                            $      (.23)
                                                                    -----------
                                                                    -----------
   Weighted Average Number of Common Shares
     Outstanding During the Year                                      2,793,402
                                                                    -----------
                                                                    -----------


See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
YEAR ENDED DECEMBER 31, 1994.
- -------------------------------------------------------------------------------



                                                                                            Additional
                                     Preferred Stock                Common Stock              Paid-in       Accumulated
                                 Shares        Amount         Shares        Amount            Capital          Deficit
Balance -
   January 1, 1994                 880,000    $     8,800      1,758,077    $  177      $   15,882,538     $(15,067,213)

   Issuance of Shares:
     Conversion of
     Preferred Shares to
     Common Stock                 (740,000)        (7,400)     1,480,000       148               7,251              --

   Exercise of Warrants                 --            --         718,704        71             413,411              --

   Common Stock Issued
     to Placement Agent in
     Lieu of Fees in

     Connection with
     Exercise of Warrants               --            --          61,824         6                  --              --

   Shares Issued in Private
     Placement                          --            --       2,515,200       251             957,349              --

   Common Stock Issued
     to Placement Agent in
     Lieu of Fees in
     Connection with
     Private Placement                  --            --         200,000        20                  --              --

   Net Loss for the Year                --            --              --        --                  --        (641,033)
                                  --------      --------      ----------   ------         ------------    ------------

Balance -
   December 31, 1994               140,000      $  1,400       6,733,805   $  673         $ 17,260,549    $(15,708,246)
                                  --------      --------      ----------   ------         ------------    ------------
                                  --------      --------      ----------   ------         ------------    ------------



See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 1994.
- -------------------------------------------------------------------------------



Operating Activities:
   Net Loss                                                         $  (641,033)
                                                                    -----------
   Adjustments to Reconcile Net Loss to Net Cash
     Used by Operating Activities:
     Depreciation and Amortization                                       58,412
     Write-Down of Assets                                               136,335
     Provision for Doubtful Accounts                                     50,918

   Change in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                              (19,091)
       Other Current Assets                                              62,518
       Deposits                                                         (18,184)


     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                              4,374
       Other Current Liabilities                                        (18,150)
                                                                    -----------
     Total Adjustments                                                  257,132
                                                                    -----------
   Net Cash - Operating Activities                                     (383,901)
                                                                    -----------
Investing Activities:
   Other Receivable                                                    (109,480)
                                                                    -----------
Financing Activities:
   Proceeds from the Issuance of Common Stock                           957,600
   Proceeds from the Exercise of Warrants                               413,482
                                                                    -----------
   Net Cash - Financing Activities                                    1,371,082
                                                                    -----------
   Net Increase in Cash and Cash Equivalents                            877,701

Cash and Cash Equivalents - Beginning of Year                           643,029
                                                                    -----------
   Cash and Cash Equivalents - End of Year                          $ 1,520,730
                                                                    -----------
                                                                    -----------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                       $    34,222
     Income Taxes                                                          --



See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 1994.
- -------------------------------------------------------------------------------


Supplemental Schedule of Noncash Investing and Financing Activities:
  In 1994, the Company adjusted property and equipment to lower of cost or market value as follows:



   Cost of Property Written Down                                      $ 340,153

   Accumulated Depreciation                                            (178,818)
                                                                      ---------
   Net Book Value                                                       161,335
   Estimated Fair Market Value                                           25,000
                                                                      ---------
     Adjustment for Write-Down                                        $ 136,335
                                                                      ---------
                                                                      ---------


     During 1994, the Company issued 200,000 shares of common stock to an underwriter in lieu of fees in connection with a private placement.


     Additionally, 61,824 shares of common stock were issued to the same underwriter in lieu of fees in connection with the exercise of warrants.


     The Company issued 1,480,000 shares of common stock upon conversion of 740,000 preferred shares during the year.


See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


[1] Description of Business and Summary of Significant Accounting Policies


Description of Business


Judicate, Inc. ["Judicate" or the "Company"] provides a broad range of alternate dispute resolution ["ADR"] services, including non-binding mediations [which consist of judicial settlement conferences and "pure" mediations] and binding arbitrations, to assist private parties in settling civil disputes. Arbitration and mediation services are headed by one of the judges currently on Judicate's judicial panel. The Company has two wholly-owned subsidiaries which were formed in 1993. Both of these subsidiaries were inactive during the year and neither of these subsidiaries had any assets or liabilities.


Summary of Significant Accounting Policies


Consolidation - The financial position and results of operations of all majority owned subsidiaries are consolidated in these financial statements. As noted above, the Company's subsidiaries were inactive during the year ended December 31, 1994, and had no assets or liabilities on that date. Accordingly, the subsidiaries had no effect on the consolidated financial statements.


Revenue Recognition - Judicate recognizes income when earned. Certain non-refundable fees, for which the Company is not required to render any further services, are recognized as income when received as the earnings process in regard to such fees has been completed. Revenues from proceedings [arbitrations and mediations] are recognized as income when the proceeding is conducted. Proceeding fees received prior to the conference are recorded as deferred revenue. Such deferred revenue amounted to $9,720 at December 31, 1994 and is included in other current liabilities.


Cash and Cash Equivalents - The Company considers certain highly liquid investments with original maturities of three months or less to be cash equivalents.


Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company's customers are located throughout the country with concentrations in the Northeast. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within managements' expectations.


The Company invests its excess cash in deposits with commercial banks which are federally insured up to $100,000 per bank. As of December 31, 1994, the Company had approximately $523,000 of cash deposits in excess of federally insured limits.


Property and Equipment and Depreciation - Property and equipment are recorded at cost. Expenditures for normal repairs and maintenance are charged to earnings as incurred. When assets are retired or otherwise disposed, their costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in operations. Depreciation and amortization are recorded using the straight-line method over the estimated lives of the related asset or the remaining lease term.

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
- -------------------------------------------------------------------------------


[1] Description of Business and Summary of Significant Accounting Policies [Continued]



Estimated useful lives are as follows:


Office Equipment                                                     5 Years
Computer Equipment                                               3 - 5 Years
Furniture and Fixtures                                               5 Years
Leasehold Improvements                                               5 Years


Cost in Excess of Net Assets of Business Acquired- The cost in excess net assets of business acquired will be amortized on a straight-line basis over 40 years. The Company has concluded that the cost in excess of net assets of business acquired has an indeterminable life based on historic, current, and projected operating results of the business acquired. [See Note 14]. The Company's policy is to record an impairment loss against the balance of the net unamortized cost in excess of net assets of business acquired in the period when it is determined that the carrying amount of the assets may not be recoverable. At each balance sheet date, the Company evaluates the realizability of the asset for each subsidiary having a material balance. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or, if the expected future non-discounted cash flow of the subsidiary would become less than the carrying amount of the asset. The Company's historic recurring losses and negative cash flows from operations have been abated and, accordingly, management believes these factors will not negatively impact the profits and cash flows of the business acquired.


JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
- -------------------------------------------------------------------------------


[2] Going Concern Considerations


The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $641,033 and generated negative cash flows from operations of $383,901 for the year ended December 31, 1994, and has accumulated a deficit to that date of $15,708,246. The continuation of the Company as a going concern was dependent upon its ability to obtain additional financing and the expansion of its operations into new lines of business which would generate revenues and provide cash flow from operations. All of these factors had raised substantial doubt about the ability of the Company to continue as a going concern.



Such substantial doubt has been alleviated due to the Company's acquisitions described in Note 14, which will effectuate its expansion of its operations into new lines of business, which management believes will generate significant revenues and positive cash flows from operations. The acquisitions were partially financed by a private placement of Company securities and, through bank financing, both of which are described in Note. 14.


[3] Other Receivable


Other receivable represents a short-term non-interest bearing advance to another entity, which the Company subsequently acquired [see Note 14].


[4] Property and Equipment


Property and equipment consisted of the following as of December 31, 1994:


                                                                        1 9 9 4
Office Equipment                                                        $299,558
Computer Equipment                                                       187,332
Furniture and Fixtures                                                   162,981
Leasehold Improvements                                                    18,305
                                                                        --------

Total                                                                    668,176
Less:  Accumulated Depreciation and Amortization                         618,107
                                                                        --------
   Total                                                                $ 50,069
                                                                        --------
                                                                        --------


Depreciation and amortization expense for the year ended December 31, 1994 was $58,412.


Additionally, various office equipment, computer equipment and furniture and fixtures previously used in operations have been segregated and included in other assets at the lower of their cost or market value at December 31, 1994. Specifically, equipment held for lease and idle equipment having an aggregate book value of $161,335 [aggregate cost of $340,153 net of accumulated depreciation of $178,818] at December 31, 1994, was determined to have a net realizable value of $25,000 at that date. As a result, general and administrative expenses shown in the statement of operations for the year ended December 31, 1994 include a charge of $136,335 to reflect this write-


JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
- -------------------------------------------------------------------------------


[4] Property and Equipment [Continued]


down. The lease for the leased equipment commenced in December 1993. However, as the Company received no lease payments during 1994, and as it estimated the costs to repossess the equipment to be prohibitive, it determined at the end of that year that the value of such leased equipment had diminished significantly. Idle equipment was written-down to net realizable value at the end of 1994, based upon management's updated assessment of the projected need for the equipment in ongoing operations and its inability, during the year, to otherwise dispose of the equipment.


[5] Description of Securities


Common Stock - Each share of common stock entitles the holder thereof to one [1] vote on all matters submitted to stockholders. There are no preemptive, conversion, redemption or cumulative voting rights applicable to the common stock. The outstanding shares of the common stock are fully paid and non-assessable.


Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.01 per share. Of these authorized shares, the Board of Directors has established a Series A Preferred Stock.


Series A Preferred Stock -The number of shares of Series A Preferred Stock authorized to be issued is 900,000 shares. 140,000 shares were issued and outstanding as of December 31, 1994.


Subject to certain exceptions, summarized below, the holders of Series A Preferred Stock are not entitled to vote on matters submitted to the stockholders of the Company.


In the event of the liquidation, dissolution or winding up of the Company, the shares of Series A Preferred Stock are entitled to a liquidation preference before any distribution to other classes or series of stock of $1. 00 per share. Each share of Series A Preferred Stock is convertible, without further consideration, into two [2] shares of common stock. During 1994, 740,000 shares of preferred stock were converted to common stock. Holders of Series A Preferred Stock will be entitled to dividends when and as declared by the Board of Directors. However, the Company has not paid any dividends on the Series A Preferred Stock and does not expect to do so in the foreseeable future.

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
- -------------------------------------------------------------------------------


[6] Stock Options


Under various plans, the Company may grant stock options to key executive, management and judicial personnel. Transactions under the various stock option and incentive plans during 1994 were as follows:



                             Shares Under Option
                              December 31, 1994
                                                       Incentive     Non-Incentive
Outstanding at Beginning of Year                         17,829           46,835
Options Granted                                         550,000          466,758
Options Exercised                                          --               --
Options Cancelled and Terminated                        (13,360)            --
                                                       --------          -------
   Outstanding [1]                                      554,469          513,593
                                                       --------          -------
                                                       --------          -------


[1] With exercise prices ranging from $.384 to $33.75 per share, giving effect to the one-for-fifteen reverse stock split, which occurred on December 17, 1993.


[7] Warrants


The Company has issued various series of warrants to purchase shares of its common stock.


Series I Warrants - Each Series I Warrant entitles the registered holder to purchase 2.511 shares of common stock at a price of $1.80 per share on or before June 30, 1996. Any warrant not exercised by that date will be null and void. At December 31, 1994, there were 25,760 Series I Warrants outstanding.



In March 1994, as an inducement to raise capital, the Company offered holders of the Series I Warrants the right to exchange each warrant for three Series II Warrants which were exercisable at $.625 per share. The exchange offer expired on April 30, 1994. Pursuant to the exchange offer, the Company received net proceeds of $413,482 upon the issuance of 718,704 shares of its common stock. Additionally, the Company issued 61,824 shares of its common stock to an underwriter in lieu of fees in connection with this transaction. Said shares represented an amount equal to 10% of the aggregate shares sold in connection with this transaction. At December 31, 1994, all Series II Warrants had been exercised.


Series III Warrants - In connection with the December 1994 private placement, 2,200,000 Series III Warrants were issued. Each Series III Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $.35 per share. The warrants expire November 14, 2004, and any warrant not exercised by that date will be null and void. At December 31, 1994, there were 2,200,000 Series III Warrants outstanding.


JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
- -------------------------------------------------------------------------------


[8] November Private Placement


In November 1994, the Company issued 2,515,200 shares of its common stock in a private offering, 2,000,000 shares of which were sold through a placement agent. Net proceeds from the offering amounted to $957,600. As additional consideration for common shares issued, one of the purchasers rendered 103,040 Series I Warrants to the Company for cancellation. Additionally, 200,000 shares of Company common stock and warrants to purchase 200,000 shares of Company common stock at an exercise price of $.35 per share were issued to the placement agent in lieu of fees in connection with this transaction. Said shares and warrants represented an amount equal to 10% of the units sold through the placement agent in the private offering.


[9] Commitments and Contingencies


Leases - The Company leases office space under an operating lease which expires in February 1996. The Company also leases office equipment under non-cancelable operating leases which expire through April 1999. The statement of operations includes rent expense recognized on a straight-line basis over the term of the leases.


Minimum annual rental payments under non-cancelable operating leases as of

December 31, 1994 are as follows:




Years Ending
December 31,
1995              $52,702
1996                7,615
1997                3,120
1998                2,427
1999                  809
Thereafter             --
                  -------

  Total           $66,673
                  -------
                  -------



Rental expense of $65,070 has been charged to operations for the year ended December 31, 1994.


Litigation - In 1991, the Company commenced a lawsuit against three of its former employees and their then current employer. The lawsuit alleges that the defendants wrongfully took numerous Company files, documents and other papers containing confidential information, that the former employees breached their duty of good faith to the Company and tortuously interfered with the Company's prospective contractual and business relations and engaged in unfair competition. The defendants asserted several counterclaims alleging that Company personnel have made false statements regarding defendants, that the Company refused to pay commissions, pay other forms of compensation and issue stock options promised to the former employees. The defendants sought damages of approximately $2,000,000 plus additional unspecified damages and costs.


On September 7, 1994 and January 9, 1995, partial settlements were made and mutual releases were exchanged among two of the former employees, their current employer, and the Company. A trial in the proceeding against the third employee is scheduled to commence in late April 1995 [See Note 15]. Counsel for the Company has advised that at this stage in the proceedings, counsel cannot offer


JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

- -------------------------------------------------------------------------------


[9] Commitments and Contingencies [Continued]


an opinion as to the probable outcome. The Company and Counsel believe the counterclaim is without merit and the Company intends to vigorously defend its position.


During 1993, a former employee of the Company filed a complaint of discrimination against the Company. The complaint alleges that the employees' employment was terminated pursuant to a sexually discriminatory reduction of the Company's workforce. An estimate of the possible loss or range of loss in regard to this matter cannot be made. Management believes there is no basis for such action, and there has been no material change in this action to date.


In July 1994, a complaint was filed against the Company, charging the Company with breach of contract and breach of fiduciary duty. The complaint seeks damages in the amount of $262,290. The Company filed a motion to dismiss the federal court action for lack of jurisdiction and failure to state a cause of action. The parties stipulated to transfer the action to state court. The plaintiffs have not re-filed the action in state court and currently there is no action pending. Counsel to the Company is unable to render an opinion as to the possible outcome of this matter. The Company believes the complaint is without merit and intends to vigorously defend its position.


While it is not feasible to predict the outcome of all pending suits and claims, based on the most recent review by management of these matters, management is of the opinion that their ultimate disposition will not have a material adverse effect upon the consolidated financial position, liquidity or results of operations of the Company.


[10] Income Taxes


The Company has net operating loss carryforwards of approximately $12.8 million as of December 31, 1994, expiring in the years 1999 through 2008. Statement of Financial Accounting Standards [SFAS] No. 109, "Accounting for Income Taxes," which was adopted by the Company on January 1, 1993 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately 5,500,000 at December 31, 1994. Because of the uncertainties surrounding the generation of future taxable income, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.


JUDICATE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Sheet #8
- -------------------------------------------------------------------------------


[10] Income Taxes [Continued]


The approximate amount of the carryforwards and their expiration dates as of December 31, 1994 are as follows:



 Expiring in          Net
Years Ending     Operating Loss            Investment
December 31,     Carryforwards             Tax Credits
1999             $   278,000             $     1,500
2000                 536,000                   4,500
2001               1,243,000                    --
2002               1,414,000                    --
2003               1,574,000                    --
2004               1,100,000                    --
2005                 579,000                    --
2006                 782,000                    --
2007               2,945,000                    --
2008               2,336,000                    --
                 -----------             -----------
                 $12,787,000             $     6,000
                 -----------             -----------
                 -----------             -----------


[11] Loss Per Share


Loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the year. The weighted average number of common shares issued and outstanding for the year ended December 31, 1994 was 2,793,402. The weighted average number of shares have not been adjusted for assumed conversion of stock options or warrants or any other common stock equivalents since the effect of such conversion would be anti-dilutive.


[12] Proposed Acquisitions



On December 7, 1994, the Company reached an agreement in principle with the stockholders of Touche Manufacturing Company, Inc. ["TMCI"] and Touche Electronics, Inc. ["TEI"] to acquire all of outstanding stock of TMCI and TEI. At December 31, 1994, the Company has advanced $25,000 to TMCI as a good faith deposit in connection with the proposed transaction. Such amount is included in deposits at that date. Subsequent to December 31, 1994, the agreement in principle expired. There can be no assurance that the acquisitions will be consummated.


[13] New Authoritative Accounting Pronouncements


The Company adopted Statement of Financial Accounting Standards [SFAS] No. 109, "Accounting for Income Taxes," on January 1, 1993. Since that implementation, the Financial Accounting Standards Board has issued eleven new authoritative accounting pronouncements [SFAS's]. These new pronouncements either do not apply to the Company, or will be implemented when the Company engages in applicable transactions, such as making investments in certain debt and equity securities, at which time the Company will implement SFAS No. 115. None of these potentially applicable accounting pronouncements is anticipated to have a material impact on the Company's financial statements.


JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
- -------------------------------------------------------------------------------



[14] Subsequent Events


Private Placement - In March and April 1995, the Company, through a placement agent, consummated the sale of fifty-eight units of its securities at a gross sales price of $30,000 per unit. Each unit consisted of 20,000 shares of Company common stock. The net proceeds to the Company, after placement fee expenses of $217,500, were $1,522,500. The placement agent also received a portion of its fee in the form of 116,000 options to purchase Company common stock at an exercise price of $3.50 per share. These options expire March 31, 2000.


Acquisitions - As of the close of business on March 31, 1995, the Company acquired 100% of the stock of Quest Electronic Hardware, Inc. ["Quest"], a privately owned Company, in exchange for a 25% interest in Judicate, Inc. on a fully diluted basis. Such acquisition was effected pursuant to a share acquisition agreement, dated as of November 29, 1994. Pursuant to the Share Agreement, the Company issued, at the closing of the transaction, 3,871,944 newly issued, fully-paid and non- assessable shares of common stock of the Company, in exchange for all of the issued and outstanding shares of common stock of Quest. As required by the Share Agreement, this number represented 25% of the outstanding Common Stock of the Company on a fully diluted basis. The Company will account for such acquisition using purchase method of accounting.


Simultaneously with the foregoing events, Quest acquired the fasteners distribution business [the "Fasteners Business"] of Arrow Electronics, Inc., a New York corporation ["Arrow"]. Such acquisition was effected on March 31, 1995, pursuant to a Purchase of Assets Agreement, dated as of November 29, 1994, by and between Quest and Arrow [the "Purchase Agreement"]. Under the Purchase Agreement, Quest acquired the assets of Arrow used exclusively in connection with Arrow's operations of the Fasteners Business. Such assets include, but are not limited to, machinery, equipment, furniture, motor vehicles and other personal property, inventories, rights [including accounts receivable] under contracts, agreements, leases, permits and licenses [to the extent assignable], expensed items, price lists and other documents. The Company is using the acquired assets to continue the business of the Fasteners Business.


The purchase for the acquisition of the Fasteners Business was a negotiated fixed price. The price consisted of a cash payment of approximately $5 million plus the assumption of certain liabilities of the Fasteners Business. As more fully described below, the purchase price was funded through a combination of proceeds of borrowings under a Loan and Security Agreement [as defined below], the proceeds from the sale of the Company's securities under a private placement and available cash.


Under a Loan and Security Agreement, dated as of March 31, 1995, by an between Quest and Silicon Valley Bank [the "Loan Agreement"], Quest borrowed $2.2 million to partially fund the acquisition of the Fasteners Business. In order to secure the obligations of Quest under the Loan Agreement, the Company entered into a Stock Pledge Agreement, dated as of March 31, 995, with Silicon Valley Bank [the "Bank"]. Under the terms of said agreement, the Company pledged to the Bank the shares of capital stock of Quest which the Company held at such date and in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the Bank.


An additional portion of the funds for the purchase price for the Fasteners Business [approximately $1.5 million] was provided from the proceeds of the private placement of noted above. The balance of the cash portion of the purchase price for the Fasteners Business was provided by available cash.

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
- -------------------------------------------------------------------------------



[14] Subsequent Events [Continued]


Pursuant to employment agreements dated November 29, 1994, by and between Quest and two individuals, Quest has agreed to employ the individuals in executive positions for a period of five (5) years unless terminated pursuant to the terms of the agreements. In consideration of the services to be provided by the executives, the Company is to compensate the executives at a combined rate of $200,000 per annum during the term of the employment agreements.


[15] Subsequent Event [Unaudited] Subsequent to the Date of the Report of Independent Auditors


Litigation - On May 4, 1995, a settlement was agreed to between the Company and the third employee described in Note 9. Upon execution of a mutual release, the action is expected to be discontinued with prejudice.


                              . . . . . . . . .

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 1995.

                                       JUDICATE, INC.

                                       By: /s/ STEPHEN J. DRESCHER
                                               Stephen J. Drescher
                                               Chairman and Chief Executive
                                                 Officer

In accordance with the Exchange Act, this amendment to this report has been signed below by the following persons on behalf of this registrant, and in the capacities indicated on August 28, 1995.



                                       /s/ STEPHEN J. DRESCHER
                                           Stephen J. Drescher
                                           Chairman, Chief Executive
                                           Officer and Director
                                           (Principal Executive Officer)


                                       /s/ MILTON M. ADLER
                                           Milton M. Adler
                                           Treasurer, Secretary and
                                           Controller (Principal Financial
                                           and Accounting Officer)


                                       /s/ PAUL L. BURTON
                                           Paul L. Burton, Director


                                          Michael Minkoff, Director


                                      /s/ MITCHELL HYMOWITZ
                                          Mitchell Hymowitz, Director


                                          Marc Powell, Director


                                      /s/ DOMINIC A. POLIMENI
                                          Dominic A. Polimeni, Director