Form 10KSB/A
period 1994-12-31
JUDICATE INC
filed 1995-09-15
CIK 732152

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                             FORM 10-KSB/A, NO. 3

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1994
Amending Items 7 and 13

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

                          --------------------------

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


     As of April 7, 1995, there were 11,995,749 shares of Common Stock outstanding.


     Transitional Small Business Disclosure Format


               YES       NO   X
                            ----


----------------------
(1) Calculated by excluding all shares held by owners of 5% or more of the stock.

                                JUDICATE, INC.

                              INDEX                          PAGE
                              -----                          ----

PART II



ITEM 7.   FINANCIAL STATEMENTS                                  4



PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                      5

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

JUDICATE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------


                                                               Page to Page
                                                               ------------
Pro Forma:

 Pro Forma Condensed Combined Financial Statements [Unaudited]    F-3..F-4

 Pro Forma Condensed Combined Balance Sheet as of
 December 31, 1994 [Unaudited] . . . . . . . . . . . . . . . .    F-5..F-6

 Pro Forma Condensed Combined Statement of Operations for the
 year ended December 31, 1994 [Unaudited]. . . . . . . . . . .    F-7

 Adjustments to Pro Forma Condensed Combined Financial
 Statements [Unaudited]. . . . . . . . . . . . . . . . . . . .    F-8..F-10

FINANCIAL STATEMENTS:

 Report of Independent Auditors. . . . . . . . . . . . . . . .    F-11

 Consolidated Balance Sheet as of December 31, 1994. . . . . .    F-12

 Consolidated Statement of Operations for the year ended
 December 31, 1994 . . . . . . . . . . . . . . . . . . . . . .    F-13

 Consolidated Statement of Changes in Stockholders' Equity
 for the year ended December 31, 1994  . . . . . . . . . . . .    F-14

 Consolidated Statement of Cash Flows for the year ended
 December 31, 1994 . . . . . . . . . . . . . . . . . . . . . .    F-15 . F-16

 Notes to Consolidated Financial Statements. . . . . . . . . .    F-17 . F-26

 Independent Auditors' Report. . . . . . . . . . . . . . . . .    F-27  F-29

 Balance Sheets - December 31, 1993 and December 31, 1992. . .    F-30

 Statements of Operations for the year ended December 31,
 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . .    F-31

 Statements of Changes in Shareholders' Equity for the years
 ended December 31, 1993 and 1992  . . . . . . . . . . . . . .    F-32

 Statements of Cash Flows for the years ended December 31,

 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . .    *F-33  F-34

 Notes to Financial Statements . . . . . . . . . . . . . . . .    *F-35  F-44

FINANCIAL STATEMENT SCHEDULES:

 Schedule V - Property, Plant and Equipment for the years ended
 December 31, 1993 and 1992. . . . . . . . . . . . . . . . . .    *S-1


JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



 Schedule VI - Accumulated Depreciation , Depletion and Amortization
 of Property, Plant and Equipment for the years ended December 31, 1993
 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .           *S-2


  All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------

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

(ii) Simultaneously with the foregoing events, Quest acquired the fasteners distribution business [the "Fasteners Business"] of Arrow Electronics, Inc., a New York corporation ["Arrow"]. Such acquisition was effected pursuant to a Purchase of Assets Agreement, dated as of November 29, 1994, by and between Quest and Arrow [the "Purchase Agreement"]. Under the Purchase Agreement, Quest acquired the assets of Arrow used exclusively in connection with Arrow's operations of the Fasteners Business. Such assets include, but are not limited to, machinery, equipment, furniture, motor vehicles and other personal property, inventories, rights [including accounts receivable] under contracts, agreements, leases, permits and licenses [to the extent assignable], expensed items, price lists and other documents. The Company intends to use the acquired assets to continue the business of the Fasteners Business.

     The purchase for the acquisition of the Fasteners Business was a negotiated fixed price. The price consisted of a cash payment of approximately $5 million plus the assumption of certain liabilities of the Fasteners Business. As more fully described below, the purchase price was funded through a combination of proceeds of borrowings under a Loan and Security Agreement [as defined below], the proceeds from the

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------


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

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

PRO FORMA CONDENSED COMBINED BALANCE SHEET AS OF DECEMBER 31, 1994.
[IN THOUSANDS] [UNAUDITED]
-------------------------------------------------------------------------------

                                              FASTENERS   PRO FORMA    PRO FORMA
                             JUDICATE  QUEST   BUSINESS  ADJUSTMENTS    COMBINED

ASSETS:
CURRENT ASSETS:
 Cash                          $1,521  $   1    $   5    $ 1,523 [1]       $550
                                                           2,200 [3]
                                                          (5,000)[4]
                                                             300 [6]
 Accounts Receivable - Net         72     --      763         --            835
 Inventories                       --     --    2,042         --          2,042
 Other Current Assets              56     15       --         --             71
 Other Receivables                109     --       --       (109)[5]         --
 Due from Related Parties          --     --      850       (850)[4]         --
                               ------  -----   ------     ------        -------

 TOTAL CURRENT ASSETS           1,758     16    3,660     (1,936)         3,498

PROPERTY AND EQUIPMENT - NET       50    109       60         40 [4]        249
                                                             (10)[4]
GOODWILL                           --     --       --      3,871 [2]      6,509
                                                           2,638 [4]

OTHER ASSETS                       65     --       --         --             65
                               ------  -----   ------     ------        -------

 TOTAL ASSETS                  $1,873  $ 125   $3,720     $4,603        $10,321
                               ------  -----   ------     ------        -------
                               ------  -----   ------     ------        -------

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


PRO FORMA CONDENSED COMBINED BALANCE SHEET AS OF DECEMBER 31, 1994.
[IN THOUSANDS] [UNAUDITED]
-------------------------------------------------------------------------------

                                              FASTENERS   PRO FORMA    PRO FORMA
                             JUDICATE  QUEST   BUSINESS  ADJUSTMENTS    COMBINED

LIABILITIES, STOCKHOLDERS' EQUITY AND NET WORTH:
CURRENT LIABILITIES:
 Accounts Payable           $    270   $  --    $  384    $    --      $    654
 Accrued Expenses                 18      --       154         --           172
 Loans Payable - Financial
  Institution                     --      --        --        550 [3]       550
 Short-Term Financing             --      --        --        300 [6]       300
 Other Payable                    --      15        --         --            15
 Other Current Liabilities        31     109        --       (109)[5]        31
                            --------   -----    ------    -------      --------

 Total Current Liabilities       319     124       538        741         1,722
                            --------   -----    ------    -------      --------

LONG-TERM DEBT                    --      --        --      1,650 [3]     1,650
                            --------   -----    ------    -------      --------
STOCKHOLDERS' EQUITY:
 Preferred Stock                   1      --        --         --             1

 Common Stock                      1       1        --         (1)[2]         1

 Additional Paid-in Capital   17,260      --        --      1,523 [1]    22,655
                                                            3,872 [2]

 Accumulated Deficit         (15,708)     --        --         --       (15,708)
                            --------   -----    ------    -------      --------

 TOTAL STOCKHOLDERS' EQUITY    1,554       1        --      5,394         6,949
                            --------   -----    ------    -------      --------

NET WORTH                         --      --     3,182     (3,182)           --
                            --------   -----    ------    -------      --------

 TOTAL LIABILITIES, STOCKHOLDERS'
  EQUITY AND NET WORTH      $  1,873   $ 125    $3,720    $ 4,603      $ 10,321
                            --------   -----    ------    -------      --------
                            --------   -----    ------    -------      --------

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS FOR THE YEAR
ENDED DECEMBER 31, 1994.

[IN THOUSANDS] [UNAUDITED]
-------------------------------------------------------------------------------

                                              FASTENERS   PRO FORMA    PRO FORMA
                            JUDICATE   QUEST   BUSINESS  ADJUSTMENTS    COMBINED

SALES                        $   844   $  --   $ 7,699    $     --     $  8,543

COST OF SALES                    273      --     4,453          --        4,726
                            --------   -----    ------     -------      -------

 GROSS PROFIT                    571      --     3,246          --        3,817

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES       1,212      --     1,763           9 [A]    3,231
                                                               163 [B]
                                                                84 [E]
                            --------   -----    ------     -------      -------

 OPERATING [LOSS] INCOME        (641)     --     1,483        (256)         586

INTEREST EXPENSE                  --      --        --         199 [C]      226
                                                                27 [D]
                            --------   -----    ------     -------      -------

 [LOSS] INCOME BEFORE
  INCOME TAXES                  (641)     --     1,483        (482)         360

INCOME TAXES                      --      --       572        (572)[F]       --
                            --------   -----    ------     -------      -------

 NET [LOSS] INCOME          $   (641)  $  --    $  911     $    90      $   360
                            --------   -----    ------     -------      -------
                            --------   -----    ------     -------      -------

[LOSS] INCOME PER COMMON
 SHARE:
 Primary                    $   (.23)                                   $   .05
                            --------                                    -------
                            --------                                    -------

 Fully Diluted                   N/A                                    $   .03
                            --------                                    -------
                            --------                                    -------

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
ADJUSTMENTS TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[IN THOUSANDS] [UNAUDITED]
-------------------------------------------------------------------------------

BALANCE SHEET ADJUSTMENTS:

[1] To reflect the private placement of Judicate securities through the April 3, 1995 closing.

     Net Proceeds                            $  1,523
                                             --------
                                             --------

[2] To reflect the issuance of 3,872 shares of common stock to effect the purchase of Quest. Such shares are restricted and are valued at $1.00 per share, an approximate 50% discount to market price on March 31, 1995. The total purchase price is $3,872 and $3,871 has been allocated to goodwill.

                                              Current     Long-Term

[3]  To reflect bank loans extended to Quest  $   550     $  1,650
                                              -------     --------
                                              -------     --------

     The term loan acquisition debt is to be paid-off in quarterly installments of $137.50.

[4] To allocate the purchase cost of the Fasteners Business to acquired net assets at fair value and to reflect resulting goodwill from the acquisition of the Fasteners Business:

                                                        Pro Forma Adjustment

     Accounts Receivable - Net               $    763
     Inventories                                2,042
     Property and Equipment                        90
     Other Assets                                   5
     Goodwill                                   2,638
     Liabilities                                 (538)

       PURCHASE COST - CASH                   $ 5,000     $  5,000
                                              -------     --------
                                              -------     --------

   Pro Forma entry [4] reflects the following:

   Difference between net book value and fair value of assets acquired:

   Property and Equipment:
     Per Historicals                          $    60
     Property Not Acquired                         10     $    (10)
                                              -------     --------
                                              -------     --------

     Net Book Value                                50
     Fair Market Value                             90
                                              -------


     Pro Forma Adjustment                                 $     40
                                                          --------
                                                          --------

   Receivable Not Purchased:
     Pro Forma Adjustment                                 $   (850)
                                                          --------
                                                          --------

   Recording of Goodwill                                  $  2,638
                                                          --------
                                                          --------

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

ADJUSTMENTS TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[IN THOUSANDS] [UNAUDITED]
-------------------------------------------------------------------------------

BALANCE SHEET ADJUSTMENTS [CONTINUED]:

   The property and equipment is to be depreciated over 10 years under the straight-line method, and goodwill is to be amortized over forty years under the straight-line method.

[5]  To eliminate intercompany balances                      $   109
                                                             -------
                                                             -------

[6]  To reflect short-term financing extended to Judicate    $   300
                                                             -------
                                                             -------

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

ADJUSTMENTS TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
[IN THOUSANDS] [UNAUDITED]
-------------------------------------------------------------------------------

INCOME STATEMENT ADJUSTMENTS:

[A]  To reflect additional charges for depreciation:


                                                                     Annual
                                                                     ------
     Fasteners business assets purchased at fair market    $   90
                                                           ------
     Depreciation straight-line for ten years              $    9    $    9
                                                           ------
                                                           ------
[B]  To reflect additional charges for amortization of
     goodwill                                                        $  163
                                                                     ------
                                                                     ------
[C]  To record interest on acquisition debt:

     The term loan acquisition debt is to be paid off
       in quarterly installments of $137.50                          $  199
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





                                       MORTENSON AND ASSOCIATES, P. C.
                                        Certified Public Accountants.

Cranford, New Jersey
April 10, 1995

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1994.
-------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS:

 Cash and Cash Equivalents                                  $1,520,730
 Accounts Receivable - Net of Allowance for Doubtful
  Accounts of $208,286                                          72,201
 Other Current Assets                                           55,445
 Other Receivable                                              109,480
                                                            ----------

 TOTAL CURRENT ASSETS                                        1,757,856
                                                            ----------

PROPERTY AND EQUIPMENT - NET                                    50,069
                                                            ----------

OTHER ASSETS:
 Deposits                                                       40,202
 Other Assets                                                   25,000
                                                            ----------

 TOTAL OTHER ASSETS                                             65,202
                                                            ----------

 TOTAL ASSETS                                               $1,873,127
                                                            ----------
                                                            ----------

LIABILITIES AND STOCKHOLDER'S EQUITY:
CURRENT LIABILITIES:
 Accounts Payable and Accrued Expenses                      $  287,954
 Other Current Liabilities                                      30,797
                                                            ----------

 TOTAL CURRENT LIABILITIES                                     318,751
                                                            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 Par Value; Authorized 1,000,000 Shares:
  Series A Convertible, Authorized 900,000 Shares; Issued and
   Outstanding 140,000 Shares; $140,000 Liquidation Value        1,400

 Common Stock, $.0001 Par Value; Authorized 20,000,000
  Shares, Issued and Outstanding 6,733,805 Shares                  673

 Additional Paid-in Capital                                 17,260,549

 Accumulated Deficit                                       (15,708,246)
                                                            ----------

 TOTAL STOCKHOLDERS' EQUITY                                  1,554,376
                                                            ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,873,127
                                                            ----------

                                                            ----------

See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 1994.
-------------------------------------------------------------------------------

FEE INCOME                                                 $ 844,025
                                                           ---------
OPERATING COSTS AND EXPENSES:
 Cost of Services                                            272,660
 Sales and Marketing Expenses                                330,018
 General and Administrative Expenses                         831,510
 Provision for Doubtful Accounts                              50,918
                                                           ---------

 TOTAL OPERATING COSTS AND EXPENSES                        1,485,106
                                                           ---------

 LOSS FROM OPERATIONS                                       (641,081)
                                                           ---------

OTHER INCOME [EXPENSE]:
 Interest Expense                                            (34,222)
 Interest Income                                              34,270
                                                           ---------

 TOTAL OTHER INCOME                                               48
                                                           ---------

 NET LOSS                                                  $(641,033)
                                                           ---------
                                                           ---------

 LOSS PER COMMON SHARE                                     $    (.23)
                                                           ---------
                                                           ---------

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE YEAR                              2,793,402
                                                           ---------
                                                           ---------


See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
 YEAR ENDED DECEMBER 31, 1994.
-------------------------------------------------------------------------------

                                                                                    Additional
                                  Preferred Stock             Common Stock            Paid-in        Accumulated
                                Shares       Amount       Shares        Amount        Capital          Deficit
                                ------       ------       ------        ------        -------          -------
Balance -
 January 1, 1994                880,000      $ 8,800     1,758,077        $177       $15,882,538      $(15,067,213)

 Issuance of Shares:
  Conversion of
  Preferred Shares to
  Common Stock                 (740,000)      (7,400)    1,480,000         148             7,251                --

 Exercise of Warrants                --           --       718,704          71           413,411                --

 Common Stock Issued
  to Placement Agent in
  Lieu of Fees in
  Connection with
  Exercise of Warrants               --           --        61,824           6                --                --

 Shares Issued in Private
  Placement                          --           --     2,515,200         251           957,349                --

 Common Stock Issued
  to Placement Agent in
  Lieu of Fees in
  Connection with
  Private Placement                  --           --       200,000          20                --                --

 Net Loss for the Year               --           --            --          --                --          (641,033)
                              ---------      -------   -----------        ----       -----------      ------------
Balance -
 December 31, 1994              140,000      $ 1,400     6,733,805        $673       $17,260,549      $(15,708,246)
                              ---------      -------   -----------        ----       -----------      ------------
                              ---------      -------   -----------        ----       -----------      ------------

See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 1994.
---------------------------------------------------------------------------


Operating Activities:
 Net Loss                                                 $ (641,033)
                                                          ----------
 Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:
  Depreciation and Amortization                               58,412
  Write-Down of Assets                                       136,335
  Provision for Doubtful Accounts                             50,918

 Change in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                                       (19,091)
   Other Current Assets                                       62,518
   Deposits                                                  (18,184)

  Increase [Decrease] in:
   Accounts Payable and Accrued Expenses                       4,374
   Other Current Liabilities                                 (18,150)
                                                          ----------
  Total Adjustments                                          257,132
                                                          ----------
 Net Cash - Operating Activities                            (383,901)
                                                          ----------
Investing Activities:
 Other Receivable                                           (109,480)
                                                          ----------
Financing Activities:
 Proceeds from the Issuance of Common Stock                  957,600
 Proceeds from the Exercise of Warrants                      413,482
                                                          ----------
 Net Cash - Financing Activities                           1,371,082
                                                          ----------
 Net Increase in Cash and Cash Equivalents                   877,701

Cash and Cash Equivalents - Beginning of Year                643,029
                                                          ----------
 Cash and Cash Equivalents - End of Year                  $1,520,730
                                                          ----------
                                                          ----------
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                $   34,222
  Income Taxes                                            $       --


See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 1994.
---------------------------------------------------------------------------

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

See Notes to Consolidated Financial Statements.

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

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

---------------------------------------------------------------------------

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

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
---------------------------------------------------------------------------

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

[4] Property and Equipment

Property and equipment consisted of the following as of December 31, 1994:

                                                      1994
                                                    -------
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

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
---------------------------------------------------------------------------

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

Series A Preferred Stock - The number of shares of Series A Preferred Stock authorized to be issued is 900,000 shares. 140,000 shares were issued and outstanding as of December 31, 1994.

Subject to certain exceptions, summarized below, the holders of Series A Preferred Stock are not entitled to vote on matters submitted to the stockholders of the Company.

In the event of the liquidation, dissolution or winding up of the Company, the shares of Series A Preferred Stock are entitled to a liquidation preference before any distribution to other classes or series of stock of $1.00 per share. Each share of Series A Preferred Stock is convertible, without further consideration, into two [2] shares of common stock. During 1994, 740,000 shares of preferred stock were converted to common stock. Holders of Series A Preferred Stock will be entitled to dividends when and as declared by the Board of Directors. However, the Company has not paid any dividends on the Series A Preferred Stock and does not expect to do so in the foreseeable future.

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
---------------------------------------------------------------------------

[6] Stock Options

Under various plans, the Company may grant stock options to key executive, management and judicial personnel. Transactions under the various stock option and incentive plans during 1994 were as follows:

                        Shares Under Option
                         December 31, 1994
                                               Incentive  Non-Incentive
                                               ---------  -------------
Outstanding at Beginning of Year                 17,829       46,835
Options Granted                                 550,000      466,758

Options Exercised                                    --           --
Options Cancelled and Terminated                (13,360)          --
                                                -------
 Outstanding [1]                                554,469      513,593
                                                -------      -------
                                                -------      -------

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

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
---------------------------------------------------------------------------

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

Years Ending
December 31,
------------
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

On September 7, 1994 and January 9, 1995, partial settlements were made and mutual releases were exchanged among two of the former employees, their current employer, and the Company. A trial in the proceeding against the third employee is scheduled to commence in late April 1995 [See Note 15]. Counsel for the Company has advised that at this stage in the proceedings, counsel cannot offer

JUDICATE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS, Sheet #7
---------------------------------------------------------------------------

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

---------------------------------------------------------------------------

[10] Income Taxes [Continued]

The approximate amount of the carryforwards and their expiration dates as of December 31, 1994 are as follows:

Expiring in                Net
Years Ending         Operating Loss  Investment
December 31,          Carryforwards  Tax Credits
------------          -------------  -----------
 1999                    $278,000      $1,500
 2000                     536,000       4,500
 2001                   1,243,000          --
 2002                   1,414,000          --
 2003                   1,574,000          --
 2004                   1,100,000          --
 2005                     579,000          --
 2006                     782,000          --
 2007                   2,945,000          --
 2008                   2,336,000          --
                      -----------      ------
                      $12,787,000      $6,000
                      -----------      ------
                      -----------      ------

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

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
---------------------------------------------------------------------------

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

JUDICATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
---------------------------------------------------------------------------

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

[15]Subsequent Event [Unaudited] Subsequent to the Date of the Report of Independent Auditors

Litigation - On May 4, 1995, a settlement was agreed to between the Company and the third employee described in Note 9. Upon execution of a mutual release, the action is expected to be discontinued with prejudice.

                    .   .   .   .   .   .   .   .   .   .

                                JUDICATE, INC.

          -----------------------------------------------------------

                             Financial Statements

                    Years Ended December 31, 1993 and 1992

                       [LOGO OF Goldenberg / Rosenthal]

                    [LETTERHEAD OF GOLDENBERG / ROSENTHAL]




                         Independent Auditor's Report



                                                               February 18, 1994



Stockholders and Board of Directors
Judicate, Inc.
New York, New York


                  We have audited the accompanying balance sheets of JUDICATE, INC. as of December 31, 1993 and 1992, and the related statements of operations, of changes in shareholders' equity and of cash flows and the financial statement schedules listed under Item 13(a)(2) of the Company's annual report on Form 10-KSB for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also incudes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JUDICATE, INC. as of December 31, 1993 and 1992, and the results of its operations, shareholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles. The financial statement schedules referred to above are fairly stated in all material respects in relation to the financial statements taken as a whole.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                           /s/ Goldenberg / Rosenthal





Philadelphia, Pennsylvania

                                JUDICATE, INC.
                                BALANCE SHEETS

                                                     December 31
                                                  -----------------
   ASSETS                                         1993        1992*
                                                  ----        -----
Current assets

   Cash and cash equivalents                    $643,029     $624,534
   Accounts receivable, net of allowance for
      doubtful accounts of $104,000 in 1993
      and $136,000 in 1992                       104,028      474,078
   Prepaid insurance                              72,544       45,723
   Other current assets                           22,056       19,299
                                              ----------   ----------
   Total current assets                          841,657    1,163,634
                                              ----------   ----------

Property and equipment, net                       79,059      448,348
                                              ----------   ----------

Other assets
   Deposits                                       22,018       33,073
   Equipment held for lease, net                  90,757          -
   Idle equipment, net                           100,000          -
                                              ----------   ----------
                                                 212,775       33,073
                                              ----------   ----------
                                              $1,133,491   $1,645,055
                                              ==========   ==========


                                                      December 31
                                                   -------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY         1993          1992*
                                                   ----          -----
   Current liabilities
      Accounts payable and accrued expenses     $ 258,330     $ 588,279
      Accrued payroll and taxes                    13,643       104,756
      Deferred revenue                             26,450        37,175
                                                ---------     ---------
      Total current liabilities                   298,423       730,210


   Deferred rent payable                           10,766        78,964
                                                ---------     ---------
      Total liabilities                           309,189       809,174
                                                ---------     ---------

   Commitments and contingencies


   Shareholders' equity
      Preferred stock, $.01 par value;
         Authorized 1,000,000 shares
         Issued and outstanding 880,000 shares
            in 1993                                  8,800          -
      Common stock, $.0001 par value;
         Authorized 300,000,000 shares in 1993
                      30,000,000 shares in 1992
         Issued and outstanding 1,758,077 shares
            in 1993 and 1,266,968 shares in 1992       177           128

      Additional paid-in capital                15,882,538    13,598,468
      Accumulated deficit                      (15,067,213)  (12,706,116)
      Less unearned compensation                      -          (56,599)

      Total shareholders' equity                   824,302       835,881
                                               -----------     ---------
                                               $ 1,133,491   $ 1,645,055


* Reclassified to conform with the presentation for 1993.

See notes to financial statements

JUDICATE, INC.
STATEMENTS OF OPERATIONS

                                           Year Ended December 31
                                           ----------------------
                                                1993         1992
                                                ----         ----
Fee income                                $  2,576,598   $ 4,558,725
                                          ------------   -----------
Operating costs and expenses
   Cost of services                            780,715     1,051,075
   Sales and marketing expenses              1,127,188     1,940,487
   General and administrative expenses       2,757,889     4,446,912
   Financial consultation and other
      management services                      281,250          -
                                          ------------   -----------
                                             4,947,042     7,438,474
                                          ------------   -----------

Loss from operations                        (2,370,444)   (2,879,749)
                                          ------------   -----------

Other income (expense)
   Realized loss on sale of assets                -           (2,211)
   Interest income                               9,347        18,871
                                          ------------   -----------
                                                 9,347        16,660
                                          ------------   -----------
Net loss                                  $ (2,361,097)  $(2,863,089)
                                          ============   ===========


Loss per common share                       ($1.70)        ($2.84)
                                          ============   ===========

Weighted average number of common shares
   outstanding during the year               1,392,758     1,008,175

                                          ============   ===========

                       See notes to financial statements

                               JUDICATE, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1993 AND 1992



                                                        Preferred Stock         Common Stock      Additional
                                                      ------------------     ------------------     Paid-In       Accumulated
                                                      Shares      Amount      Shares     Amount     Capital         Deficit
                                                      ------      ------      ------     ------     -------         -------
Balance, January 1, 1992                                 -        $  -        857,947    $  86  $  10,991,992    $ (9,843,027)

Issuance of shares
 Net proceeds from exercise of warrants at
  $9.375 per share to purchase shares of common stock    -           -        115,400       12      1,070,613            -
 Exercise of options at $7.50 to $21.45 per share to
  purchase common stock                                  -           -        285,621       29      1,496,853            -
 Common stock issued to settle liabilities               -           -          8,000        1         39,080            -
Net loss for the year                                    -           -           -         -             -         (2,863,089)
                                                     -----------   -------  ---------    -----   ------------   -------------
Balance, December 31, 1992                               -           -      1,266,968      128     13,598,468     (12,706,116)


Issuance of shares
 Net proceeds from the issuance of preferred stock       800,000     8,000       -          -         792,000            -
 Shares issued in connection with private placement       80,000       800       -          -          79,200            -
 Net proceeds from the issuance of common stock
  and warrants at $5.625 per share                       -           -        222,442       22      1,138,278            -
 Exercise of options at $6.00 to $12.15 per share to
  purchase common stock                                  -           -         18,667        2        140,649            -
 Common stock issued in exchange for services            -           -        250,000       25        281,225            -
 Costs associated with private placement                 -           -           -          -        (147,282)           -
Net loss for the year                                    -           -           -          -            -         (2,361,097)
                                                     -----------   -------  ---------    -----   ------------   -------------
Balance, December 31, 1993                               880,000   $ 8,800  1,758,077    $ 177   $ 15,882,538   $ (15,067,213)
                                                     ===========   =======  =========    =====   ============   =============

                       See notes to financial statements

                                JUDICATE, INC.

                           STATEMENTS OF CASH FLOWS



                                                     Increase (Decrease) in
                                                    Cash and Cash Equivalents
                                                    -------------------------
                                                      Year Ended December 31
                                                      ----------------------
                                                      1993              1992
                                                      ----              ----
Cash flows from operating activities
 Net loss                                         $ (2,361,097)    $ (2,863,089)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                       124,541          141,488
   Realized loss on sale of assets                      62,001            2,211
   Common stock issued in exchange for services        281,250             -
   Decrease in allowance for doubtful accounts         (32,000)        (214,000)
   Amortization of deferred compensation                56,599          192,659
   (Increase) decease in assets
    Accounts receivable                                402,050          243,753
    Prepaid expenses and deposits                      (18,524)         (59,569)
   Increase (decrease) in accounts payable
     and accrued expenses, deferred
     revenue and other liabilities                    (499,984)         186,974
                                                  ------------     ------------
 Net cash used in operating activities              (1,985,164)      (2,369,573)
                                                  ------------     ------------
 Cash flows from investing activities,
 Acquisition of property and equipment                  (8,010)        (183,654)
                                                  ------------     ------------
Cash flows from financing activities
 Proceeds from the issuance of common stock          1,138,300        1,070,625
 Proceeds from the issuance of preferred stock         800,000             -
 Exercise of stock options                             140,651        1,496,882
 Costs associated with private placement               (67,282)            -
                                                  ------------     ------------
 Net cash provided by financing activities           2,011,669        2,567,507
                                                  ------------     ------------
Increase in cash and cash equivalents                   18,495           14,280

 Cash and cash equivalents, beginning of year          624,534          610,254
                                                  ------------     ------------
 Cash and cash equivalents, end of year           $    643,029     $    624,534
                                                  ============     ============

(continued)

                       See notes to financial statements

                                JUDICATE, INC.
                           STATEMENTS OF CASH FLOWS



(continued)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES


 1993

   In 1993, the Company abandoned property and recognized a loss of $62,001 as follows:

             Cost of property abandoned   $  108,226
             Accumulated depreciation        (46,225)
                                          ----------
             Loss recognized              $   62,001
                                          ==========

   Additionally, the Company segregated from property and equipment various assets as follows:

                               Equipment
                               Held for        Idle
                                Rental       Equipment         Total
                                ------       ---------         -----
Cost                         $  147,110     $  193,043     $  340,153
Accumulated depreciation        (56,353)       (93,043)      (149,396)
                             ----------     ----------     ----------
                             $   90,757     $  100,000     $  190,757
                             ==========     ==========     ==========

   The Company issued 80,000 shares of preferred stock to an underwriter in lieu of fees in connection with a private placement during the year.

   The Company issued 250,000 shares of common stock in exchange for consulting services.


 1992

   In 1992, the Company issued 120,000 shares of common stock to settle an outstanding liability of $39,081.


                       See notes to financial statements

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS





1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


           Description of Business

                      Judicate, Inc. ("Judicate") provides a broad range of alternate dispute resolution ("ADR") services, including non-binding mediations (which consist of judicial settlement conferences and "pure" mediations) and binding arbitrations, to assist private parties in settling civil disputes. Arbitration and mediation services are headed by one of the judges currently on Judicate's judicial panel. The Company has two wholly-owned subsidiaries which were formed in 1993. Both of these subsidiaries were inactive during the year and neither of these subsidiaries had any assets or liabilities.


           Summary of Significant Accounting Policies

                Revenue Recognition

                      Judicate recognizes income when earned. The Company recognizes revenues from proceedings (arbitrations and mediations) when the proceeding is conducted, or earlier if fees become non-refundable. Proceeding fees received prior to the conference are recorded as deferred revenue.

                Cash and Cash Equivalents

                      The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

                Concentration of Credit Risk

                      The Company's customers are located throughout the country with concentrations in the Northeast. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

                      The Company invests its excess cash in deposits with

      commercial banks which are federally insured up to $100,000 per bank. As of December 31, 1993, the Company had approximately $265,000 of cash deposits in excess of federally insured limits.

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS




1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Summary of Significant Accounting Policies (continued)

                Property and Equipment

                      Property and equipment and equipment held for lease is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in operations. Depreciation and amortization are recorded using the straight-line method over the estimated useful life of the asset.

                Computer Software Development Costs

                      Computer software development costs for enhancing and modifying the Company's general management information systems are expensed in the period incurred.



2.    REALIZATION OF ASSETS

                      The accompanying financial statements have been prepared on a going-concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Accordingly, the financial statements do not give effect to the adjustments, if any, that may be necessary should the Company be unable to continue as a going-concern and, therefore, be required to realize its assets, satisfy its liabilities, contingent obligations and commitments in other than the normal course of business and at amounts different from those in the financial statements.


                      The Company has incurred continued losses since inception and a loss of $2,361,097 for the year ended December 31, 1993. In addition, the Company used $1,985,164 of cash in operations during 1993. The Company also had a loss of $2,863,089 and used cash in operations of $2,369,573 in 1992.

                      Management has attempted to improve the Company's operating results by reducing non-essential expenditures, and improving the Company's collection efforts. Management believes that with these changes, the Company will be able to continue as a going-concern. There can be no assurance, however, that management's operating plans will be fully realized.

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS




3.    INCOME FROM CURTAILING BUSINESS OPERATIONS

                      During 1993, the Company ceased operations in California and significantly reduced its New York operations. As a result of these actions, the Company recognized the following restructuring costs:

                     Loss on abandonment of
                          property and equipment   $  62,001
                     Severance payroll and other
                          related costs              142,000
                                                   ---------
                                                   $ 204,001
                                                   =========

                      Concurrent with these actions the Company, was able to terminate leases in both California and New York. The Company reached agreements with both landlords whereby for payments aggregating $79,750, the Company was able to satisfy outstanding liabilities (with the landlords) of $354,744, resulting in a gain of $274,994.

                      The net gain of $70,993 has been recognized as income from curtailing business operations.

                      Effective January 1, 1994, equipment costing $147,110 was leased to former employees of the California office (see Note 4).




4.    PROPERTY AND EQUIPMENT

                      Property and equipment consisted of the following as of December 31, 1993 and 1992:

                                               1993        1992
                                               ----        ----

      Office equipment                     $ 299,558   $  489,028
      Computer equipment                     187,332      346,587
      Furniture and fixtures                 162,980      236,597
      Leasehold improvements                  18,305       36,333
                                           ---------   ----------
                                             668,175    1,108,545
      Less accumulated depreciation and
          amortization                       589,116      660,197
                                           ---------   ----------

                                           $  79,059   $  448,348
                                           =========   ==========

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS





4.    PROPERTY AND EQUIPMENT (continued)

                      Additionally, various office equipment, computer equipment and furniture and fixtures previously used in operations have been segregated and included in other assets as of December 31, 1993. These assets aggregating $90,757 (net of accumulated depreciation of $56,353) are currently being leased by outside parties (see Note 3).

                      Assets in the amount of $100,000 (net of accumulated depreciation of $93,043) are not currently used in operations, and have been segregated as idle equipment until management determines the ultimate disposition of this property. The Company will not depreciate this property unless it is used in operations.

                      Depreciation and amortization expense for the years ended December 31, 1993 and 1992 was $124,541 and $141,488, respectively.




5.    SHAREHOLDERS' EQUITY

           Common Stock

                      On December 17, 1993, the shareholders approved a one-for-fifteen reverse stock split of the Company's common stock. Shares and per share data have been restated for all periods presented to give effect to the reverse stock split.

           Preferred Stock

                      The Board of Directors of the Company, without further action of the shareholders, is authorized to issue 1,000,000 shares of preferred stock in one or more series and to determine the voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion privileges, redemption and other rights.

                      During 1993, the Company issued 800,000 shares of preferred stock and raised $800,000 in a private placement offering. Additionally, the Company issued 80,000 shares of preferred stock to a related party in exchange for services associated with the placement of the preferred stock. Each share of preferred stock is convertible into two shares of common stock effective January 1, 1994.

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS



6.    STOCK OPTIONS

                      Under various plans, the Company may grant stock options to key executive, management and judicial personnel. Transactions under the various stock option and incentive plans during 1993 and 1992 were as follows:


                               1 9 9 3                      1 9 9 2
                      ---------------------      -----------------------------
                                     Non-                       Non-
                      Incentive   Incentive      Incentive   Incentive   Other
                      ---------   ---------      ---------   ---------   -----
Outstanding at
   Beginning of year   100,090     417,613        30,990     894,333    100,000

Options granted            -           -          74,667     236,667        -

Options exercised       18,667         -          (5,567)   (180,054)  (100,000)
Options cancelled
    and terminated    (100,928)   (370,778)          -      (533,333)       -
                      --------    --------       -------    --------   --------
                        17,829      46,835       100,090     417,613        -
                      ========    ========       =======    ========   ========

                      The above stock options are granted at prices equal to at least market price on the date of the grant. Options outstanding as of December 31, 1993 and 1992 ranged in price from $7.95 to $33.75 per share. Options exercised ranged in price from $6.00 to $12.15 per share during 1993 and from $7.50 to $21.45 per share during 1992.

                      Subsequent to December 31, 1993, the Company granted options to various management personnel and consultants as follows:

                                              Number        Price
                                                of           per
                                             Options        Share
                                             -------        -----
                    Officers and directors   310,000   $.625 to $1.5625

                    Consultants              350,000    .625


7.    WARRANTS

           Series D Warrants

                      The Company had 8,655 Common Stock Purchase Warrants Series D (the "Series D Warrants") outstanding, each of which entitled the holder to purchase 13.33 shares of Common Stock at a price of $9.375 per share for an aggregate of 115,400 shares. The expiration date of the Series D Warrants was extended from February 28, 1992 to April 30, 1992. In 1992, all of these warrants were exercised.

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS




7.    WARRANTS (continued)

           Series I Warrants

                      In June, 1993, in connection with a private placement, the Company issued 222,442 common stock purchase Series I Warrants, (including 20,240 to a related party), each of which entitles the holder to purchase a share of common stock at a price of $7.50. These warrants expire June 30, 1996. As of December 31, 1993, none of these warrants were exercised.

                      The issuance of preferred stock triggered the anti-dilution provision of the Series I Warrants. As a result, the warrant exercise price per share was reduced to $4.53 per share and the warrants issued increased to 368,364.

                      Subsequent to December 31, 1993, as an inducement to raise capital, the Company offered the holders of the Series I Warrants the right to exchange these warrants for three Series II Warrants which are exercisable at $.625 per share. The Series II Warrants must be exercised by April 30, 1994. The Company has raised $200,000 through April 5, 1994 as a result of this exchange.



8.    COMMITMENTS AND CONTINGENCIES

           Leases

                      The Company leases office space under operating leases which expire through June, 1997, one of which provides for a free rent period, annual increases in rent payments and additional payments for increases in real estate taxes and operating expenses. The statements of operations include rent expense recognized on a straight-line basis over the term of the leases. An obligation of $10,766 representing deferred rent payable as of December 31, 1993 is included in the accompanying balance sheet.

                      Minimum annual rental payments under a noncancellable operating lease as of December 31, 1993 are as follows:

                Year Ending December 31
                -----------------------

                            1994           $ 95,000
                            1995            102,000
                            1996            110,000
                            1997             56,000
                                           --------
                                           $363,000
                                           ========

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS




8.    COMMITMENTS AND CONTINGENCIES (continued)

                      Rental expense of $359,904 and $450,642 for 1993 and 1992, respectively, has been charged to operations and is net of sublease rental income, from a related party, of $-0- and $71,529 for 1993 and 1992, respectively.

           Litigation

                      The Company is a plaintiff in a lawsuit against three former employees and their affiliated company. The lawsuit alleges that the defendants wrongfully took numerous Company files, documents and other papers containing confidential information, that the former employees breached their duty of good faith to the Company and tortuously interfered with the Company's prospective contractual and business relations and engaged in unfair competition. The defendants asserted several counterclaims alleging that Company personnel have made false statements regarding defendants, that the Company refused to pay commissions, pay other forms of compensation and issue stock options promised to the former employees. The defendants seek damages of approximately $2,000,000, additional unspecified damages and costs. Counsel for the Company has advised that at this stage in the proceedings, counsel cannot offer an opinion as to the probable outcome. The Company and counsel believe the counterclaim is without merit and the Company intends to vigorously defend its position.

           Settlement With Former Officers

                      In 1993, the Company reached a settlement with its former president concerning a lawsuit alleging that the Company did not have just cause for his discharge. Under the agreement, the former president received $34,800 in exchange for the release and surrender of all options, warrants (except for Series I Warrants) or any other claims or rights to purchase the Company's common stock.

                      Additionally, as part of severance packages with former officers, the Company forgave approximately $55,000 of outstanding debts. These amounts are included in general and administrative expenses in 1993.

                      During 1992, the Company reached a settlement with a former officer concerning a lawsuit alleging that the Company did not have just cause for his discharge and termination of his employment agreement. Under this agreement, the former officer was granted 15,000 options to purchase common stock at $28.65 per share and vest at 5,000 per year, provided that the former officer performs at least 200 hours of consulting work during the year. These options are scheduled to expire on July 8, 1997. Concurrent with this settlement, the Company entered into a consulting agreement with this individual for a three-year period commencing July 1, 1992. Under the terms of this agreement, the former officer receives compensation of three percent of all of the Company's collected revenues from any of the Consultant's Programs. There were no amounts earned under this program in 1993 or 1992.

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS



9.    INCOME TAXES

                      The Company adopted SFAS No. 109 "Accounting for Income Taxes", effective January 1, 1993. This statement changes the criteria for the recognition and measurement of deferred tax assets and liabilities, including net operating loss carryforwards.

                      The cumulative effect of the change in accounting principle is included in determining net income for 1993. Financial statements for prior years have not been restated. The adoption of SFAS No. 109 did not have a material effect on the 1993 consolidated financial statements. The provision (benefit) for deferred income taxes results from temporary differences which consist of different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each as of December 31, 1993 were as follows:

                Net operating loss carryforwards   $ 5,200,000

                Valuation allowance                 (5,200,000)
                                                   -----------
                Total net deferred tax asset       $       -
                                                   ===========

                      As of December 31, 1993, the Company had carryforward net operating losses of approximately $13,000,000, expiring through 2008. In addition, investment tax credits of approximately $6,000 are available to apply against future income taxes, if any, and expire in 2000.

                      The carryforwards and their expiration dates as of December 31, 1993 are as follows:

                  Expiring in          Net          Investment
                 Years Ending     Operating Loss       Tax
                  December 31,    Carryforwards       Credits
                  ------------    -------------       -------
                      1999         $   278,000        $1,500
                      2000             536,000         4,500
                      2001           1,243,000           -
                      2002           1,414,000           -
                      2003           1,574,000           -

                      2004           1,588,000           -
                      2005             579,000           -
                      2006             816,000           -
                      2007           2,972,000           -
                      2008           2,000,000           -
                                   -----------        ------
                                   $13,000,000        $6,000
                                   ===========        ======

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS



10.   LOSS PER SHARE

                      Loss per share is determined by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of common shares outstanding during the year. The weighted average number of common shares issued and outstanding for the years ended December 31, 1993 and 1992 is 1,392,758 and 1,008,175, respectively. The weighted average number of shares have not been adjusted for assumed conversion of stock options or warrants or any other common stock equivalents since the effect of such conversion would be anti-dilutive.


11.   SUBSEQUENT EVENT

                      In January, 1994, the Company entered into an agreement for financial consulting services. Under the terms of this agreement, the Company issued 250,000 shares of common stock to a related party, which represented consideration for prior years consulting. For financial statement purposes this transaction has been valued at $281,250 which represents the value of the shares on the date issued. This expense is included in the 1993 statement of operations. In addition, the Company granted 250,000 common stock options, to this consultant, for future services. These options vest at various dates in 1994 and are exercisable at $.625 per share over a five year period.


12.   ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

                      As of December 31, 1993, there were no accounting pronouncements issued but not yet effective which would have a material effect on the financial statements of the Company.



13.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

                      The changes in the allowance for doubtful accounts were as follows for the years ended December 31, 1993 and 1992:

                                                1993         1992
                                                ----         ----
           Balance, beginning of year        $ 136,000    $ 350,000

           Provision charged to operations     130,000      177,068

           Accounts receivable charged-off    (162,000)    (391,068)
                                             ---------    ---------
           Balance, end of year              $ 104,000    $ 136,000
                                             =========    =========

                                 JUDICATE, INC.
                         NOTES TO FINANCIAL STATEMENTS




14.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                   Year Ended December 31
                                                   ----------------------
                                                        1993     1992
                                                        ----     ----
         Taxes, other than payroll and income taxes   $22,056   $16,976

         Advertising costs                             19,990    11,203

                                                                  SCHEDULE V
                         JUDICATE, INC. AND SUBSIDIARY
                         PROPERTY, PLANT AND EQUIPMENT



                                        Year Ended December 31, 1993                       Year Ended December 31, 1992
                          ------------------------------------------------------  --------------------------------------------------
    Column A              Column B    Column C  Column D   Column E     Column F  Column B    Column C  Column D  Column E  Column F
    --------              --------    --------  --------   --------     --------  --------    --------  --------  --------  --------
                                                              Other                                                Other
                                                             Changes                                              Changes
                            Balance                           Add        Balance     Balance                        Add     Balance
                           January 1, Additions             (Deduct)   December 31, January 1, Additions          (Deduct)  December
Classification                1993    at Cost  Retirements  Describe        1993      1992    at Cost Retirements Describe  31, 1992
--------------                ----    -------  -----------  --------        ----      ----    ------- ----------- --------  --------
Office equipment          $  489,028  $  -     $ (21,887)  $ (167,583)  $  299,558  $426,492 $ 62,536  $   -     $   -    $  489,028

Computer equipment           346,587   1,510     (18,644)    (142,121)     187,332   296,150   50,437      -         -       346,587

Furniture and fixtures       236,597   3,500     (47,303)     (29,814)     162,980   202,249   34,348      -         -       236,597

Leasehold improvements        36,333   3,000     (20,393)        (635)      18,305    20,731   36,333   (20,731)     -        36,333
                          ----------  ------   ---------   ----------   ----------  -------- --------  --------  -------- ----------
 Sub-total                 1,108,545   8,010    (108,227)    (340,153)     668,175   945,622  183,654   (20,731)     -     1,108,545

Equipment held for lease        -        -           -        147,110      147,110      -        -          -        -          -

Idle equipment                  -        -           -        193,043      193,043      -        -          -        -          -
                          ----------  ------   ---------   ----------   ----------  -------- --------  --------  -------- ----------
                          $1,108,545  $8,010   $(108,227)  $     -      $1,008,328  $945,622 $183,654  $(20,731) $    -   $1,108,545
                          ==========  ======   =========   ==========   ==========  ======== ========  ========  ======== ==========


                                                                 SCHEDULE VI

                        JUDICATE, INC. AND SUBSIDIARY
                  ACCUMULATED DEPRECIATION, DEPLETION, AND
                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                        Year Ended December 31, 1993                       Year Ended December 31, 1992

                          ------------------------------------------------------  --------------------------------------------------
    Column A              Column B    Column C  Column D   Column E     Column F  Column B    Column C  Column D  Column E  Column F
    --------              --------    --------  --------   --------     --------  --------    --------  --------  --------  --------
                                      Additions               Other                           Additions            Other
                                      Changed               Changes                           Changed              Changes
                            Balance   to Cost                 Add        Balance     Balance   to Cost              Add     Balance
                           January 1,   and                 (Deduct)   December 31, January 1, and                (Deduct)  December
Classification                1993    Expenses Retirements  Describe        1993      1992   Expenses Retirements Describe  31, 1992
--------------                ----    -------  -----------  --------        ----      ----    ------- ----------- --------  --------
Office equipment          $  309,447  $ 52,448   $  (9,383)  $  (74,194)  $  278,318  $245,753 $ 63,694  $   -     $    -   $   -

Computer equipment           191,065    41,874      (7,993)     (63,203)     161,743   145,325   45,740      -          -    191,065

Furniture and fixtures       156,052    22,652     (23,331)     (12,000)     143,373   128,736   27,316      -          -    156,052

Leasehold improvements         3,633     7,567      (5,518)        -           5,682    17,415    4,738   (18,520)      -      3,633
                          ----------  --------   ---------   ----------   ----------  -------- --------  --------  -------- --------

 Sub-total                   660,197   124,541     (46,225)    (149,397)     589,116   537,229  141,488   (18,520)      -    660,197

Equipment held for lease        -         -           -          56,354       56,354      -        -         -          -       -

Idle equipment                  -         -           -          93,043       93,043      -        -         -          -       -
                          ----------  --------   ---------   ----------   ----------  -------- --------  --------  -------- --------
                          $  660,197  $124,541   $ (46,225)  $    -       $  738,513  $537,229 $141,488  $(18,520) $    -   $660,197
                          ==========  ========   =========   ==========   ==========  ======== ========  ========  ======== ========


Note:
     Depreciation and amortization are computed on a straight-line basis as follows:

  Equipment                    5 years
  Furniture and equipment      5 years
  Leasehold improvements       Shorter of 10 years or term of lease

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 1995.

                                JUDICATE, INC.

                                By: /s/ STEPHEN J. DRESCHER
                                    Stephen J. Drescher
                                    Chairman and Chief Executive
                                    Officer


In accordance with the Exchange Act, this amendment to this report has been signed below by the following persons on behalf of this registrant, and in the capacities indicated on September 15, 1995.


                                /s/ STEPHEN J. DRESCHER
                                Stephen J. Drescher
                                Chairman, Chief Executive
                                Officer and Director
                                (Principal Executive Officer)


                                /s/ MILTON M. ADLER
                                Milton M. Adler
                                Treasurer, Secretary and
                                Controller (Principal Financial
                                and Accounting Officer)



                                Paul L. Burton, Director


                                /s/ MICHAEL MINKOFF
                                Michael Minkoff, Director


                                /s/ MITCHELL HYMOWITZ
                                Mitchell Hymowitz, Director


                                /s/ MARC POWELL
                                Marc Powell, Director



                                /s/ DOMINIC A. POLIMENI
                                Dominic A. Polimeni, Director