Form 10QSB/A
period 1995-03-31
JUDICATE INC
filed 1995-09-15
CIK 732152

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           _______________________


                            FORM 10-QSB/A, No. 2

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1995
Amending Part I, Item 1

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


Commission File Number           0-13324


                               JUDICATE, INC.
 ---------------------------------------------------------------------------
                  (Exact name of small business registrant
                        as specified in its charter)
 ---------------------------------------------------------------------------
        Delaware                                     23-2257354
----------------------------                   --------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or                             Identification No.)
organization)

           1500 Walnut Street, Suite 1300, Philadelphia, PA 19102
 ---------------------------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)

                               (215) 546-6200
 ---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

                       JUDICATE, INC. AND SUBSIDIARIES


                                    INDEX

                                                       Page No.
                                                       --------
PART I.    Financial Information


  Item 1.  Financial Statements (unaudited)

     Consolidated Balance Sheet -
     March 31, 1995 and December 31, 1994                  2

     Consolidated Statement of Operations -
     Three Months Ended March 31, 1995 and 1994            3

     Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1995 and 1994            4

     Notes to Consolidated Financial Statements          5-8

Signature Page                                             9

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

                       JUDICATE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1995 AND DECEMBER 31, 1994




                                  ASSETS
                                          March 31,     December 31,
                                            1995            1994
                                            ----            ----
Current assets:
  Cash and cash equivalents              $   455,891    $ 1,520,730
  Account receivable trade, net              932,061         72,201
  Other receivables                          206,237         55,445
  Inventories                              2,252,000            -
  Prepaid expenses                            19,796        109,480
                                         -----------    -----------

          Total current assets             3,865,985      1,757,856

Property and equipment, net of
  accumulated depreciation                   379,606         50,069
Cost in excess of net assets
  of business acquired                     6,477,005            -
Other assets                                  82,855         65,202
                                         -----------    -----------
          Total assets                   $10,805,451    $ 1,873,127
                                         ===========    ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                          $   300,000    $       -
  Accounts payable and accrued expenses    1,507,729        287,954
  Deferred income                             20,150         30,797
  Current portion of long-term debt          550,000            -
                                         -----------    -----------

          Total current liabilities        2,377,879        318,751

Long-term debt                             1,750,000            -
                                         -----------    -----------
          Total liabilities                4,127,879        318,751
                                         -----------    -----------


Shareholders' equity:
 Preferred Stock $.01 par value;
   authorized 1,000,000 shares;
   issued and outstanding
   25,000 shares                                 250          1,400
 Common Stock $.0001 par value;
   authorized 20,000,000 shares;
   issued and outstanding
   11,995,749 shares                           1,200            673
 Additional paid-in capital               22,634,134     17,260,549
 Accumulated deficit                     (15,958,012)   (15,708,246)
                                         -----------    -----------

   Total shareholders' equity              6,677,572      1,554,376
                                         -----------    -----------

   Total liabilities and shareholders'
     equity                              $10,805,451    $ 1,873,127
                                         ===========    ===========


            See notes to consolidated financial statements.


                       JUDICATE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                              Three Months Ended
                                                   March 31,
                                               -----------------
                                               1995          1994
                                               ----          ----
Fee income                                  $ 107,092    $ 282,315
                                            ---------    ---------
Operating costs and expenses:

 Cost of service                               40,680       78,879
 Sales commissions and marketing               30,390      131,573
 General and administrative                   175,620      179,226
 Provision for restructuring                  125,000          -
                                            ---------    ---------
                                              371,690      389,678

                                            ---------    ---------
Loss from operations                         (264,598)    (107,363)

Investment income, net                         14,832        2,421
                                            ---------    ---------
Net loss                                    $(249,766)   $(104,942)
                                            =========    =========
Loss per common share                       $   (.04)    $    (.06)
                                            =========    =========
Weighted average number of
 common shares outstanding                  6,844,138    1,758,077


               See notes to consolidated financial statements.


                       JUDICATE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                    March 31,      March 31,
                                                      1995           1994
                                                      ----           ----
Cash flows from operating activities:
 Net loss                                          $ (249,766)    $ (104,942)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                       11,000         16,500
   Provision for losses on accounts receivable          4,500         33,000
   Change in assets and liabilities:
    (Increase) in accounts receivable                (148,152)       (32,155)
    Decrease in prepaid expenses and deposits          89,684         41,733
    Increase (decrease) in accounts payable,
      accrued expenses and other liabilities          355,781        (48,641)
                                                   ----------     ----------
    Net cash provided by (used in)
    operating activities                               63,047        (94,505)
                                                   ----------     ----------
Cash flows from investing activities:
 Net cash consideration paid for
   acquired business                               (5,229,847)           -
                                                   ----------     ----------
    Net cash used in investing activities          (5,229,847)           -
                                                   ----------     ----------
Cash flows from financing activities:
  Proceeds from short-term borrowings                 300,000        900,000

  Proceeds from long-term borrowings                2,300,000            -
  Proceeds from private placement                   1,740,000        145,590
  Costs associated with private placement            (238,039)       (15,181)
                                                   ----------     ----------
    Net cash provided by financing activities       4,101,961      1,030,409
                                                   ----------     ----------
(Decrease) increase in cash and cash equivalents   (1,064,839)       935,904

Cash and cash equivalents at
 beginning of period                                1,520,730        643,029
                                                   ----------     ----------
Cash and cash equivalents at end of period         $  455,891     $1,578,933
                                                   ==========     ==========


               See notes to consolidated financial statements.

                       JUDICATE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Note 1.   Basis of presentation.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

     The following pro forma financial information gives effect to the acquisition described in Note 2 as if such acquisition had been made as of January 1, 1995:

                 Pro Forma Combined Statement of Operations
                  For the three months ended March 31, 1995

                    (In thousands, except per share data)

                                          Fasteners  Pro Forma    Pro Forma
                         Judicate  Quest   Business  Adjustments   Combined
                         --------  -----   --------  -----------   --------
Sales                     $ 107    $  -    $ 2,180                   $ 2,287
Cost of Sales                41       -      1,281                     1,322
                         ------    ----    -------                   -------
Gross Profit                 66       -        899                       965

Selling, General and
 Administrative
 Expenses                   331       -        500   $    2 (A)          895
                                                         41 (B)
                                                         21 (E)
                         ------    ----    -------   ------          -------
Operating Income (Loss)    (265)      -        399      (64)              70

Interest Expense (Income)   (15)      -          -       55 (C)           47
                                                          7 (D)
                         ------    ----    -------   ------          -------
Income (Loss) Before
 Taxes                     (250)      -        399     (126)              23

Income Taxes                  -       -        154     (154)(F)            -
                         ------    ----    -------   ------          -------
Net Income (Loss)        $ (250)   $  -    $   245   $   28          $    23
                         ======    ====    =======   ======          =======
Income (Loss) Per
 Common Share            $ (.04)                                     $     -
                         ======                                      =======

The following are the explanations of the above pro forma adjustments:

                                                                    Quarterly
                                                                    ----------
                                                                  (In Thousands)

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

     (D)  To record interest on short-term financing                   $   7

          The average interest rate expected to be incurred on the short-term financing is 9%.

     (E)  To record net additional G & A charges:

          Estimated additional general and administrative charges
            related to the Fasteners Business                          $  21

            The statement of operations for the three months ended
            March 31, 1995 of the Fasteners Business does not
            include charges for general and  administrative
            services that were provided by Arrow, but does include
            charges for certain costs that are not expected to be
            incurred in the future.  If the Fasteners Business had
            been a stand alone entity as of the beginning of the
            period presented, it is estimated that the net amount
            of such costs would have resulted in additional charges
            of approximately                                           $  21

     (F)  To reflect utilization of net operating loss carryforward    $ 154

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        JUDICATE, INC.



Dated: September 15, 1995               By:STEPHEN J. DRESCHER
                                           Stephen J. Drescher,
                                           Chairman, Chief Executive
                                           Officer
                                           (Principal Executive Officer)


Dated: September 15, 1995               By:MILTON M. ADLER
                                           Milton M. Adler,
                                           Treasurer
                                           (Principal Financial and
                                           Accounting Officer)