Form 10QSB/A
period 1995-06-30
JUDICATE INC
filed 1995-09-15
CIK 732152

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           _______________________

                            FORM 10-QSB/A, No. 1

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
Amending Part I, Item 2.

                               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


Commission File Number           0-13324


                               JUDICATE, INC.
 ---------------------------------------------------------------------------
                  (Exact name of small business registrant
                        as specified in its charter)

        Delaware                                    23-2257354
----------------------------                 ----------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or                            Identification No.)
organization)

   1500 Walnut Street, Suite 1300, Philadelphia, PA         19102
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

                               JUDICATE, INC.

                                    INDEX

                                                      Page No.
                                                      --------
PART I.   FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis
           or Plan of Operation                          3-6

Signature Page                                             7


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

          Results of Operations

     The following summarizes the results of operations for each of the Company's businesses for the three month and six month periods ended June 30, 1995:

                                Three months ended June 30, 1995
                                Quest           ADR        Total
                                -----           ---        -----
Revenue                       $2,357,607     $  73,273   $2,430,880

Costs and expenses             2,013,168        68,500    2,081,668
                              ----------     ---------    ---------
Operating income                 344,439         4,773      349,212

Interest expense                  65,702         7,106       72,808
                              ----------     ---------    ---------
Income (loss) before taxes       278,737        (2,333)     276,404

Tax provision                     26,440             -       26,440
                              ----------     ---------    ---------

Net income                    $  252,297     $  (2,333)  $  249,964
                              ==========     =========    =========


                                Six months ended June 30, 1995
                                Quest           ADR         Total
                                -----           ---         -----
Revenue                       $2,357,607     $ 180,364   $2,537,971

Costs and expenses             2,013,168       440,188    2,453,356
                              ----------     ---------    ---------

Operating income (loss)          344,439      (259,824)      84,615

Interest expense (income)         65,702        (7,726)      57,976
                              ----------     ---------    ---------

Income (loss) before taxes       278,737      (252,098)      26,639

Tax provision                     26,440             -       26,440

                              ----------     ---------    ---------

Net income                    $  252,297     $(252,098)  $      199
                              ==========     =========    =========

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

     Liquidity and Capital Resources

     As of June 30, 1995, the Company had $58,010 in cash and short-term investments, compared to $1,520,730 as of December 31, 1994. As of June 30, 1995 the Company had working capital of $1,868,440, compared with working capital of $1,439,105 as of December 31, 1994. The Company's decrease in cash and short-term investments at June 30, 1995 compared to December 31, 1994 is principally due to the Company's March 31, 1995 acquisition of Quest Electronic Hardware, Inc. (see Note 2 of Notes to Consolidated Financial Statements). The net cash consideration paid for the acquired business amounted to $5,229,847, which was funded by $2,500,000 in borrowings (including $2,200,000 of long- term bank borrowings), $1,501,961 in net proceeds derived from the private placement of the Company's common stock, and available cash. In addition, the Company repaid $137,500 of bank debt during the quarter.

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

     In conjunction with the acquisition of the electronic hardware distribution business, Quest obtained an $800,000 working capital line of credit, of which $100,000 was borrowed and outstanding at June 30, 1995 and $700,000 is fully available for future working capital needs. Amounts outstanding under such working capital line of credit shall bear interest at a rate equal to: (i) 1.5% above the lender's prime rate should Quest's tangible net worth be less than or equal to $1,750,000; or (ii) 1.0% above the lender's prime rate should Quest's tangible net worth be in excess of $1,750,000. As of August 10, 1995, the interest rate on the amount outstanding under the working capital line of credit was 10.25%. In order to secure the obligations of Quest under the working capital line of credit and a related loan from the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender.

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




     On May 4, 1995, in consideration of the payment of $3,000 by the Company to the remaining defendant in a pending matter, a settlement was agreed to between the Company and such defendant. On May 24, 1995, a stipulation discontinuing such action, as against the Company and the defendant, was filed with the Court. It is management's belief that said settlement will not have a material adverse effect on the liquidity or capital resources of the Company.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             JUDICATE, INC.


Dated:  September 15, 1995            /s/ STEPHEN J. DRESCHER
                                         Stephen J. Drescher,
                                         Chairman, Chief Executive
                                         Officer
                                         (Principal Executive Officer)


Dated:  September 15, 1995            /s/ MILTON M. ADLER
                                         Milton M. Adler,
                                         Treasurer
                                         (Principal Financial and
                                         Accounting Officer)