Form 10QSB
period 1995-09-30
JUDICATE INC
filed 1995-11-14
CIK 732152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

                                   (Mark One)
           -
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -            SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                              ------------------

                                       OR
           -
          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                  --------   -------


                         Commission File Number 0-13324
                                               ---------

                                 JUDICATE, INC.
                    ----------------------------------------
                    (Exact name of small business registrant
                          as specified in its charter)

                   Delaware                          23-2257354
         ----------------------------           -------------------
         (State or other jurisdiction             (I.R.S. Employer
             of incorporation or                Identification No.)
                organization)

       The Bellevue, Suite 800, 200 S. Broad St., Phila., PA        19102
      -------------------------------------------------------    ----------
              (Address of principal executive offices)           (Zip Code)

                                 (215) 546-6200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    ----      ----

     As of November 10, 1995, the Registrant had 12,495,749 shares of Common Stock, $.0001 par value, outstanding.

                                 JUDICATE, INC.


                                     INDEX

                                                                   Page No.
                                                                   -------

PART I.   Financial Information


  Item 1.  Financial Statements (unaudited)

     Consolidated Balance Sheet - At                                   2
     September 30, 1995 and December 31, 1994

     Consolidated Statement of Operations - Three                      3
     Month and Nine Month Periods Ended
     September 30, 1995 and 1994

     Consolidated Statement of Cash Flows - Nine                       4
     Month Periods Ended September 30, 1995 and 1994

     Notes to Consolidated Financial Statements                      5 - 6

  Item 2.  Management's Discussion and Analysis                      7 - 10
           or Plan of Operation


PART II.  Other Information                                            11


Signature Page                                                         12


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

                        JUDICATE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                       September 30   December 31,
                                            1995           1994
                                       ------------   ------------
Current assets:
  Cash and cash equivalents             $    19,375    $ 1,520,730
  Accounts receivable trade, net          1,423,979         72,201
  Other receivables                         293,574         55,445
  Inventories                             2,406,861              -
  Prepaid expenses                           85,310        109,480
                                        -----------    -----------
         Total current assets             4,229,099      1,757,856

Property and equipment, net                 409,382         50,069
Cost in excess of net assets
  of business acquired                    6,432,863              -
Other assets                                118,170         65,202
                                        -----------    -----------
         Total Assets                   $11,189,514    $ 1,873,127
                                        ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                          $   300,000   $         -
  Accounts payable and accrued expenses    1,323,167       318,751
  Current portion of long-term debt          550,000             -
                                         -----------   -----------
   Total current liabilities              2,173,167        318,751

Long-term debt                            1,591,000              -
                                         ----------    -----------
   Total liabilities                      3,764,167        318,751
                                         ----------    -----------
Shareholders' equity:
 Preferred Stock $.01 par value;
   authorized 1,000,000 shares;
   issued and outstanding 25,000 shares
   in 1995 and 140,000 shares in 1994           250          1,400
 Common Stock $.0001 par value;
   authorized 20,000,000 shares;
   issued and outstanding 12,445,749
   shares in 1995 and 6,733,805 shares
   in 1994                                    1,245            673
 Additional paid-in capital              22,902,981     17,260,549
 Accumulated Deficit                   ( 15,479,129)   (15,708,246)
                                       -------------   -----------
   Total shareholders' equity             7,425,347      1,554,376
                                       -------------   -----------
   Total liabilities and shareholders'
     equity                            $ 11,189,514    $ 1,873,127
                                       ============    ===========

              See notes to consolidated financial statements.

                        JUDICATE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
      THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994




                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                        September 30,
                                                        -----------------------------        -----------------------------
                                                           1995              1994               1995              1994
                                                           ----              ----               ----              ----
Revenue:
  Sales                                                 $ 2,324,795                --        $ 4,682,402                --
  Fee Income                                                 45,991           133,822            226,355           626,612
                                                        -----------         ---------        -----------        ----------
                                                          2,370,786           133,822          4,908,757           626,612
                                                        -----------         ---------        -----------        ----------
Operating costs
 and expenses:

  Cost of products
   and services sold                                      1,344,562            60,226          2,817,002           212,700
  Selling, general &
   administration
   expenses                                                 646,191           205,218          1,567,705           732,751
  Depreciation and
   amortization                                              60,514            16,500            119,916            49,500
                                                        -----------        ----------         ----------         ---------
                                                          2,051,267           281,944          4,504,623           994,951
                                                        -----------        ----------         ----------       -----------
Operating income
 (loss)                                                     319,519          (148,122)           404,134          (368,339)
Interest expense                                             72,526            15,779            130,502             9,492
                                                        -----------        ----------          ---------       -----------
Income (loss) before
 income taxes                                               246,993          (163,901)           273,632          (377,831)

Provision for income
 taxes                                                       18,075                --             44,515               --
                                                         ----------        ----------          ---------       ----------
Net income (loss)                                        $  228,918        $ (163,901)         $ 229,117       $ (377,831)
                                                         ==========        ==========          =========       ==========
Net income (loss)
 per common share                                        $      .02        $     (.05)         $     .02       $     (.15)
                                                         ==========        ==========          =========       ==========
Average number of
 common shares and
 common share
 equivalents
 outstanding                                             15,005,822         3,448,605         13,707,612         2,527,666
                                                         ==========         =========         ==========       ===========



                 See notes to consolidated financial statements.

                        JUDICATE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994


                                                   September 30,   September 30,
                                                       1995            1994
                                                   ------------    ------------
Cash flows from operating activities:
 Net income (loss)                                   $  229,117   $ (377,831)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Depreciation and Amortization                        119,916       49,500
   Change in assets and liabilities:
    (Increase) decrease in accounts receivable         (722,907)      74,891
    (Increase) in inventories                          (154,861)           -
    Decrease in prepaid expenses and other assets        24,170        8,566
    Increase (Decrease) in accounts payable and
      accrued expenses                                  147,538     (122,085)
                                                     ----------    ---------
    Net cash used in operating activities              (357,027)    (366,959)
                                                     ----------    ---------
Cash flows from investing activities:
 Net cash consideration paid for
    acquired business                                (5,229,847)           -
 Acquisition of property and equipment, net            (138,692)           -
                                                     ----------    ---------
      Net cash used in investing activities          (5,368,539)           -
                                                     ----------    ---------
Cash flows from financing activities:
  Proceeds from short-term borrowings                   300,000            -
  Proceeds from long-term borrowings                  2,416,000            -
  Proceeds from private placement                     1,740,000            -
  Proceeds from exercise of stock options               281,250      449,190
  Costs Associated with Private Placement              (238,039)     (28,184)
  Repayment of long-term debt                          (275,000)           -
                                                     ----------   ----------
    Net cash provided by financing activities         4,224,211      421,006
                                                     ----------   ----------
(Decrease) Increase in cash and cash equivalents     (1,501,355)      54,047

Cash and cash equivalents at
 beginning of period                                  1,520,730      643,029
                                                     ----------   ----------
Cash and cash equivalents at end of period           $   19,375   $  697,076
                                                     ==========   ==========


                 See notes to consolidated financial statements.

                        JUDICATE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying consolidated balance sheet as of December 31, 1994 is unaudited, however, it has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

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

Note 3.  Long-term debt.

         In connection with the acquisition by Quest of the fasteners distribution business from Arrow, Quest entered into a loan agreement with a bank which provided for a $2,200,000 term loan to finance a portion of the purchase price. In addition, the loan agreement provides for a revolving credit facility of $800,000, which was fully available to Quest at March 31, 1995. As of September 30, 1995, $216,000 was borrowed and outstanding under the revolving credit facility. The term loan, which bears interest at the rate of 2.0% above the Prime Rate, is payable in equal quarterly installments over a four year period. The revolving credit facility bears interest at the rate of 1.5% above the Prime Rate.

Note 4.  Provision for restructuring.

         As a result of declining revenues of the Company's ADR business, stemming in part from increased competition, and the resultant historical losses, the Company undertook a plan of action to downsize and restructure its ADR business in order to establish a more acceptable relationship of expenses of that business to its revenues. The Company's operating results for the nine month period ended September 30, 1995 include a provision for restructuring of $125,000 recorded in the quarter ended March 31, 1995. More than $60,000 of such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business. The balance of the provision is associated with lease termination costs, the relocation of the ADR business to more suitable office space, forfeiture of security deposits, and other costs associated with the downsizing and restructuring of the ADR business. During August 1995, the Company relocated the office of the ADR business to more suitable space. The Company is evaluating its alternatives with respect to the future operation of its ADR business, including the possible sale, disposition or discontinuance of the business.

Note 5.  Subsequent event.

         On November 13, 1995, Quest signed a three-year Master Purchase Order and Sales Agreement with Applied Materials, under which Quest will provide Applied Materials with fasteners and electronic hardware at one of its manufacturing facilities located in Austin, Texas. The Master Purchase Order and Sales Agreement has an estimated total contact value of $2,500,000 per year. The actual level of sales under the agreement will be dependent upon a number of factors which could result in sales under the agreement being higher or lower than estimated. In November 1995, Quest also opened a new sales and stocking branch in Austin in order to support the Applied Materials program. The branch is commencing operations in a newly constructed 9,000 square foot leased facility.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         For the three and nine month periods ended September 30, 1995.

         The results of operations through September 30, 1995 include the results of the Company's alternative dispute resolution ("ADR") business and, from April 1, 1995, the operating results of the fasteners and electronic hardware distribution ("Quest") business acquired by the Company on March 31, 1995 (see Note 2 of Notes to Consolidated Financial Statements.)

         Results of Operations

         The following summarizes the results of operations for each of the Company's businesses for the three month and nine month periods ended September 30, 1995:

                              Three months ended September 30, 1995
                              -------------------------------------
                                Quest           ADR         Total
                                -----           ---         -----
Revenue                       $2,324,795     $  45,991   $2,370,786

Costs and expenses             1,977,231        74,036    2,051,267
                              ----------     ---------   ----------

Operating income                 347,564       (28,045)     319,519

Interest expense                  64,203         8,323       72,526
                               ---------      --------   ----------

Income (loss) before taxes       283,361       (36,368)     246,993

Tax provision                     18,075             -       18,075
                              ----------     ---------   ----------
Net income (loss)             $  265,286     $ (36,368)  $  228,918
                              ==========     =========   ==========

                                Nine months ended September 30, 1995
                               -------------------------------------
                                 Quest           ADR         Total
                                 -----           ---         -----

Revenue                       $4,682,402     $ 226,355   $4,908,757

Costs and expenses             3,990,399       514,224    4,504,623
                              ----------     ---------   ----------

Operating income (loss)          692,003      (287,869)     404,134

Interest expense                 129,905           597      130,502
                              ----------     ---------    ---------

Income (loss) before taxes       562,098      (288,466)     273,632

Tax provision                     44,515             -       44,515
                              ----------     ---------   ----------
Net income (loss)             $  517,583     $(288,466)  $  229,117
                              ==========     =========   ==========

          The significant growth in the Company's revenues for both the three month and nine month periods ended September 30, 1995 over the comparable 1994 periods is due to the acquisition of Quest. Revenues for Quest in the quarter were slightly behind the record level of quarterly sales recorded last quarter, as the summer months are cyclically a slower sales period. Revenues of the ADR business declined by $87,831 and $400,257 for the three month and nine month periods ended September 30, 1995, respectively, compared with the comparable periods in the prior year. This decline reflects the Company's continuing program of downsizing and restructuring in response to increased competition and historical losses. Such restructuring has resulted in bringing the ADR business to breakeven in the three month period ended June 30, 1995, with a loss of $36,368 in the current quarter resulting from a further sales decline.

          The Company's operating income was $319,519 for the quarter ended September 30, 1995 compared with an operating loss of $148,122 for the prior year quarter. For the nine month period ended September 30, 1995, operating income was $404,134 compared with an operating loss of $368,339 for the comparable prior year period. These improvements are due to the operating income achieved by Quest of $692,003 since its acquisition on March 31, 1995, as well as the significant reductions in costs and expenses of the ADR business. Such expenses were $74,036 for the quarter ended September 30, 1995 compared with $281,944 in the prior year quarter. For the nine month periods, such expenses were $514,224 in 1995 compared with $994,951 in 1994. Expenses for the 1995 nine month period include a provision for restructuring of $125,000 recorded in the quarter ended March 31, 1995 (see Note 4 of Notes to Consolidated Financial Statements). Such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business, as well as lease termination costs, the relocation to more suitable office space, forfeiture of security deposits and other costs associated with the downsizing and restructuring of the ADR business. Quest's operating income of $347,564 for the quarter represents 15% of its revenues, a relationship which is consistent with the historical performance of the business.

          Interest expense for the three month and nine month periods ended September 30, 1995 amounted to $72,526 and $130,502, respectively, principally reflecting the cost of borrowings associated with the acquisition of the electronic hardware distribution business (see Note 3 of Notes to Consolidated Financial Statements). For the comparable prior year periods, the Company's results include minor amounts of interest income resulting from the investment of excess cash.

          The provision for income taxes for the three and nine month periods ended September 30, 1995 principally reflects state income tax provisions for states in which Quest does business.

          Net income for the quarter ended September 30, 1995 amounted to $228,918 compared with a loss of $163,901 in the comparable prior year quarter. Net income for the nine month period ended September 30, 1995 was $229,117 compared with a loss of $377,831 in the comparable 1994 period. These improvements reflect the operating income of Quest, partially reduced by interest expense and income taxes, and the reduction in operating expenses of the ADR business.

          Liquidity and Capital Resources

          As of September 30, 1995, the Company had $19,375 in cash and short-term investments, compared to $1,520,730 as of December 31, 1994. As of September 30, 1995 the Company had working capital of $1,978,060, compared with working capital of $1,439,105 as of December 31, 1994. The Company's decrease in cash and short-term investments at September 30, 1995 compared to December 31, 1994 is principally due to the Company's March 31, 1995 acquisition of Quest Electronic Hardware, Inc. (see Note 2 of Notes to Consolidated Financial Statements). The net cash consideration paid for the acquired business amounted to $5,229,847, which was funded by $2,500,000 in borrowings (including $2,200,000 of long-term bank borrowings), $1,501,961 in net proceeds derived from the private placement of the Company's common stock, and available cash. In addition, the Company repaid $137,500 of bank debt during each of the last two quarters, for an aggregate of $275,000 of repayments.

          For the nine months ended September 30, 1995, the net cash used in the Company's operating activities amounted to $357,027, principally reflecting increased accounts receivable associated with the business of Quest. For the nine months ended September 30, 1994, the net cash used in the Company's operating activities amounted to $366,959, principally reflecting operating losses of the ADR business. As previously discussed, the Company is evaluating its alternatives with respect to the future operations of the ADR business and there can be no assurance that the Company will continue its ADR operations.

          In conjunction with the acquisition of the electronic hardware distribution business, Quest obtained an $800,000 working capital line of credit, of which $216,000 was borrowed and outstanding at September 30, 1995 and $584,000 is fully available for future working capital needs. Amounts outstanding under such working capital line of credit shall bear interest at a rate equal to: (i) 1.5% above the lender's prime rate should Quest's tangible net worth be less than or equal to $1,750,000; or (ii) 1.0% above the lender's prime rate should Quest's tangible net worth be in excess of $1,750,000. As of November 10, 1995, the interest rate on the amount outstanding under the working capital line of credit was 10.25%. In order to secure the obligations of Quest under the working capital line of credit and the related term loan from the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender.

          In November 1995, Quest signed a three-year Master Purchase Order and Sales Agreement with a major customer (see Note 5 of Notes to Consolidated Financial Statements). Management believes that this agreement, together with other sales opportunities in the Austin market, will result in a material increase in Quest's annual sales. In view of this increased level of sales and other potential growth opportunities, Quest is in the process of increasing its working capital line of credit to $1,500,000, under terms and conditions generally consistent with those outlined above.

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

                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          Not applicable.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                  JUDICATE, INC.




Dated:  November 14, 1995                  /s/ Dominic A. Polimeni
                                           ------------------------------
                                           Dominic A. Polimeni, President
                                           and Chief Operating Officer


Dated:  November 14, 1995                  /s/ Milton M. Adler
                                           ------------------------------
                                           Milton M. Adler, Treasurer
                                           (Principal Financial and
                                            Accounting Officer)