Form 10KSB
period 1995-12-31
QUESTRON TECHNOLOGY INC
filed 1996-04-12
CIK 732152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
- ------ ACT OF 1934 (Fee Required)


                   For the fiscal year ended December 31, 1995

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ------ EXCHANGE ACT OF 1934
       (No Fee Required)

              For the transition period from _______________ to _______________

              Commission file number 0-13324

                            QUESTRON TECHNOLOGY, INC.
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                      23-2257354
- --------------------------------       ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

 6400 Congress Avenue, Suite 200, Boca Raton, FL                  33487
- ------------------------------------------------           --------------------
    (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (407) 241 - 5251
                            ----------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 Par Value
- --------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ____

     State issuer's revenues for its most recent fiscal year. The Company's revenues for calendar year 1995 were $7,259,155.

     As of March 28, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,627,396 (calculated by excluding all shares held by owners of 5% or more of the stock).

     As of March 28, 1996, there were 15,354,842 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format:     YES ____    NO  _X_

                                     PART I


Item 1.  BUSINESS.

Change of Name

         At a Special Meeting of Shareholders held on April 2, 1996, the shareholders of Judicate, Inc. approved the change of the Corporation's name to Questron Technology, Inc. (the "Company" or "Questron"). The Board of Directors of the Company believe that the change of name from Judicate, Inc. to Questron Technology, Inc. more accurately reflects the change in focus and strategic direction of the Company's business of supplying low technology products to high technology industries through its wholly-owned subsidiary Quest Electronic Hardware, Inc. ("Quest"). The Company, through its wholly-owned subsidiary Judicate of Philadelphia, Inc. ("Judicate"), continues to provide alternative dispute resolution services ("ADR") to its clients.

Background

         Judicate, Inc. was incorporated in Delaware in 1983 to provide a broad range of ADR services, including non-binding mediations and binding arbitrations to assist private parties in settling civil disputes. The increasing awareness of ADR by the legal community and the resulting publicity fostered a substantial number of competitors in the Company's marketing areas. These competitive pressures adversely affected the profitability of the business and Judicate, Inc. experienced substantial cash flow deficits and operating losses. In September 1993, the Company instituted a vigorous cost reduction program with a goal of establishing appropriate cost relationships with revenues. This led to substantial downsizing of its activities, and by December 31, 1994, all of Judicate, Inc.'s services and operations were handled by Judicate of Philadelphia, Inc. (a wholly-owned subsidiary) and the business was operating with a substantially reduced staff of administrative and sales personnel.

         The foregoing caused the Company to explore acquisition opportunities in unrelated lines of business, and in November 1994, the Company announced that it had agreed to acquire a fasteners and electronic hardware distribution business.

         On March 31, 1995 the Company acquired 100% of the stock of Quest Electronic Hardware, Inc. ("Quest"), a fasteners and electronic hardware distribution business, in exchange for a 25% interest in the Company on a fully diluted basis. The acquisition was completed pursuant to a Share Acquisition Agreement (the "Share Agreement") dated November 29, 1994, by and among Gulfstream Financial Group, Inc., a Florida corporation ("Gulfstream"), Phillip
D. Schwiebert, an individual ("Schwiebert"), Quest and the Company. Pursuant to the Share Agreement, the Company issued to Gulfstream and Schwiebert (the sole stockholders of Quest) 3,962,574 newly issued, fully-paid and non-assessable shares of Common Stock of the Company, in exchange for all of the issued and outstanding shares of common stock of Quest owned by such stockholders. As required by the Share Agreement, these shares represented 25% of the outstanding Common Stock of the Company on a fully diluted basis. The Company has accounted for the acquisition of Quest using purchase method of accounting.

         Simultaneously with the foregoing events, Quest acquired the fasteners distribution business (the "Fasteners Business") of Arrow Electronics, Inc., a New York corporation ("Arrow"). Such acquisition was effected pursuant to a

Purchase of Assets Agreement, dated November 29, 1994, by and between Quest and Arrow (the "Purchase Agreement"). Under the Purchase Agreement, Quest acquired the assets of Arrow used exclusively in connection with Arrow's operation of the Fasteners Business. Such assets included, but were not limited to, machinery, equipment, furniture, motor vehicles and other personal property, inventories, rights under contracts (including accounts receivable), agreements, leases, permits and licenses (to the extent assignable), expensed items, price lists and other documents.

         The purchase price for the acquisition of the Fasteners Business was a negotiated fixed price. The price consisted of a cash payment of $4,850,000 plus the assumption of certain liabilities of the Fasteners Business. As more fully described below, the purchase price was funded through a combination of proceeds from borrowings under the Loan and Security Agreement (as defined below), proceeds from the sale of the Company's securities under a private placement, and available cash.

         Under the Loan and Security Agreement, dated March 31, 1995, by and between Quest and Silicon Valley Bank (the "Loan Agreement"), Quest borrowed $2.2 million to partially fund the acquisition of the Fasteners Business. In order to secure the obligations of Quest under the Loan Agreement, the Company entered into a Stock Pledge Agreement, dated March 31, 1995, with Silicon Valley Bank (the "Bank") . Under the terms of said agreement, the Company pledged to the Bank the shares of capital stock of Quest which the Company held at such date and in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the Bank.

         Approximately $1.5 million of the funds used for the purchase of the Fasteners Business were provided from the proceeds of the sale by the Company of 1,160,000 shares of Common Stock at a purchase price of $1.50 per share to a group of subscribers in a private placement. The balance of the cash portion of the purchase price for the Fasteners Business was provided by available cash.

         Pursuant to a Management Advisory and Consulting Agreement, dated November 29, 1994, between the Company and Gulfstream, Gulfstream acts as an advisor and consultant to the Company and Quest, and also provides certain administrative services to the companies. Additionally, pursuant to the terms of said agreement, Gulfstream may be entitled to be awarded, as incentive compensation, warrants to purchase Common Stock of the Company upon the attainment of certain earnings targets by Quest.

         Pursuant to an Employment Agreement, dated November 29, 1994, by and between Quest and Dominic A. Polimeni ("Polimeni"), Quest agreed to employ Polimeni, and Polimeni agreed to serve, as Chairman, Chief Executive Officer and Chief Financial Officer of Quest for a period of five (5) years unless terminated pursuant to the terms of said agreement. Polimeni is also a Director and the President of Gulfstream and is the Chairman, President and Chief Executive Officer of the Company.

         Pursuant to an Employment Agreement, dated November 29, 1994, by and between Quest and Schwiebert, Quest agreed to employ Schwiebert, and Schwiebert agreed to serve, as President and Chief Operating officer of Quest for a period of five (5) years unless terminated pursuant to the terms of said agreement. Additionally, pursuant to the terms of said employment agreement, Schwiebert may be entitled to be awarded as incentive compensation warrants to purchase Common Stock of the Company upon the attainment of certain earnings targets by Quest.

QUEST ELECTRONIC HARDWARE, INC. ("QUEST")

         Quest is a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers. The business serves more than 250 customers in the high technology electronic equipment manufacturing industry, including leading computer, telecommunications, and medical instrumentation companies. Prior to Quest's acquisition from Arrow, the Fasteners Business had operated as a distributor of fasteners and electronic hardware for more than twenty years.

         Management believes that Quest has the opportunity to become a significant participant in a very fragmented industry dominated by so called "mom and pop" type operations. Management's goal is to expand the business through a combination of continued penetration of existing markets, expansion into new markets (including geographic expansion), and acquisitions.

         Approximately 50% of Quest's sales are of industrial fasteners, 10% are of "spacers" and "standoffs" (products used in conjunction with fasteners), and the remaining sales are divided among a variety of products, including plastic components, cable ties and accessories, drawer slides, connectors, and design/prototype components. The demand for products offered by the Quest is relatively stable, with minimal technological change.

         Quest has developed a customer base consisting of over 250 active customers. These customers demand quality service and in many cases are willing to pay premium prices. Accordingly, Quest's gross margins are more than 40%, and are sustainable because of the high level of importance placed on service by its customers and the low level of price sensitivity for the relatively low cost fasteners products sold (compared with the high cost electronic components) to the manufacturers of high technology products. Over 95% of Quest's sales are recurring sales to existing customers.

         Currently, the business is concentrated in California, Texas, Colorado and Nevada, however, Quest is beginning to expand its business to the eastern U.S.

Markets

         Quest's sales have increased at a compound annual growth rate of 17% over the past four years. This sales growth was achieved from word-of-mouth referrals without the benefit of a comprehensive marketing program or geographic expansion. Management believes that Quest's future growth will be achieved by implementing a comprehensive marketing plan, including the present strategy of adding marketing programs responsive to customer's specific requirements (e.g., bin replenishment programs), further penetration of existing accounts, identification of new accounts, geographic expansion, and acquisitions.

         Management estimates that the total U.S. market for fasteners and related products distributed by Quest is approximately $1 billion. This market is divided into two major segments, large manufacturers of fasteners, who supply large industrial users directly, and distributors, who service smaller industrial users, but are increasingly supplying larger accounts that can no longer be serviced effectively by the manufacturers. The distribution side consists of distributors who provide a rapid response capability to service customer needs and assist in selecting appropriate fasteners. As a distributor, Quest's business falls into this latter category, providing such services as bin stock replenishment programs.

Competition

         Quest principally competes with a number of small distributors located within the markets it serves and, to a lesser extent, its own suppliers. Although there are a small number of larger companies serving regional geographic markets, they do not compete directly with Quest in the markets it serves at this time. Fasteners distribution is very fragmented in terms of customers served, as well as the products carried. Such fragmentation allows distributors, such as Quest, to conduct its business without a significant competitive risk, with service and support being more important to its customers than product price. This fragmented market also provides an opportunity for industry consolidation through acquisitions where meaningful economies of scale can be achieved, thereby increasing the profits of any consolidating survivors. Quest is actively seeking to identify potential acquisition candidates and to benefit from such consolidation.

Suppliers

         Quest carries approximately 20 basic product categories and multiple line items within each of these categories Additional and/or new products or suppliers are added only after they have been accepted in the marketplace, are required by new or existing customers, and have the potential for making a contribution to profits.

         Of the approximately 100 suppliers whose products are sold by Quest, the ten largest account for approximately 30% of Quest's purchases, with the largest supplier accounting for approximately 5%. Management does not regard any one supplier of products to be essential to its operations and believes that most of the products presently sold are available from other sources at competitive prices.

         Quest's products are not subject to significant technological obsolescence and generally represent standard parts manufactured by multiple suppliers.

Customers

         Quest serves more than 250 industrial and commercial customers, including Applied Materials, DSC Communications, International Game Technology, Beckman Instruments, Tandem Computers, Harris Corp., Octel Communications, and Abbott Laboratories. Most of Quest's customers require delivery of products on schedules which are generally not available on direct purchases from the manufacturer or involve orders of insufficient size to be placed directly with the manufacturer. The ten largest customers account for approximately 50% of Quest's sales, with no one customer contributing more than 14%.

Organization, Management and Employees

         Quest has a total of 44 employees, which include sales, purchasing, marketing, accounting, operations and warehouse personnel. Quest's employees are not covered by any collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

         Quest uses its computer systems for accounting, inventory management and order processing. All of Quest's transactions, which include order processing, invoicing, and inventory receiving and shipping, are processed locally by employees through their local computer system. The local system permits each of the locations to process all of the their transactions as if each location were an independent company.

All order entry and shipping is handled from the respective locations. Periodically, the transactions from each local system are consolidated into a central computer system where all billing, credit and collection functions are centralized and controlled by Quest from its headquarters location in Boca Raton, Florida. In addition, general accounting, payable and receivable functions, and related accounting reports are produced in Boca Raton, Florida, from data generated by Quest's computer system which reflect the transactions processed by each of the locations. Similarly, Quest's payroll is processed centrally through a payroll service. Quest is covered by its own blanket insurance policies.

JUDICATE OF PHILADELPHIA, INC. ("JUDICATE")

         Judicate believes that its ADR services enable its clients to resolve disputes in a prompt, confidential and cost efficient manner. Judicate's ADR services afford an alternative to the often overburdened public courts and to existing lay arbitration forums. Judicate's arbitrations and mediations are heard by the judges currently on Judicate's judicial panel ("Company Judges"). Company Judges are independent contractors who make their services available to Judicate on a case-by-case basis. Compensation to the Company Judges is based on the number of proceedings conducted and the length of time of such proceedings. The Company Judges can discontinue service on the judicial panel at any time and may provide services to competing ADR providers. In addition, Judicate maintains a panel of non-judicial arbitrators and mediators (almost exclusively practicing attorneys) to hear its disputes ("Company Neutrals").

         Judicate is not subject to any governmental regulation with respect to the conduct or the provision of its ADR services.

Services Offered by Judicate

Arbitration.

         Judicate's arbitration procedures follow a format which essentially is similar to a non-jury trial in the public court system. This procedure is designed to grant the parties a dignified forum in which to present their cases, while at the same time sparing the litigants the time delays and most cumbersome formalities commonly associated with public court trials.

         Judicate's hearings are governed by its rules of procedure, which are designed to operate in conjunction with the prescribed laws and procedures that would be applicable to such a case in the public court system.

         Subject to the agreement among the parties, the proceedings may include discovery, the examination of non-party witnesses, the filing of post-hearing briefs and other procedural matters that may arise in the conduct of non-jury trials.

         Generally, arbitration decisions are binding in nature and, unless otherwise stipulated by the parties, are appealable in only very limited circumstances in the public court system. Judicate does not currently offer any type of appeal procedure. Judicate's arbitration decisions are generally enforceable in the public court system by following prescribed filing procedures in the applicable local jurisdiction.

Mediation (Settlement Conferencing)

         The mediation method traditionally used by Judicate has been settlement conferencing, in essence a non-binding non-judicial mediation. The principal advantage of settlement conferencing is that it provides an opportunity for disputing parties to reach an early, amicable resolution without undue expense and time-consuming litigation. The voluntary process of settlement conference mediation can be an effective tool for a wide variety of disputes, including tort claims and commercial conflicts.

Other Services

         In addition to mediations and arbitrations, Judicate provides advisory opinions, mini-trials, summary jury trials, and high/low arbitrations, among other services. Judicate also offers specialized dispute resolution programs for its clients depending on the particular client's legal and ADR needs.

Generation of Cases - Sales

         Cases are submitted to Judicate for one of its ADR services principally through the efforts of Judicate's outside sales representative and ADR Consultants.

         Judicate's ADR Consultants are Account Executives who attempt to solicit prospective clients for Judicate's ADR services principally through telemarketing efforts. Judicate's Account Executives target prominent attorneys in order to attempt to generate case submissions from such attorneys or the agreement of such attorneys to an ADR proceeding which has been initiated by one of the other parties to a dispute. In the absence of a contractual agreement to submit a dispute to Judicate, an ADR Consultant is not able to schedule a case for mediation or arbitration unless all necessary parties agree to use Judicate's ADR services. The vast majority of clients who open up accounts with one of Judicate's ADR consultants are plaintiff attorneys who practice in small to medium sized firms. Judicate believes that because a plaintiff attorney generally represents a client on a contingent basis and does not collect an hourly rate, such an attorney will be very interested in settling a client's dispute as expeditiously as possible. Judicate's ADR Consultants are salaried personnel. Currently there are two (2) ADR Consultants in Judicate's Philadelphia sales office.

Marketing

         Judicate has continued to solicit plaintiff attorneys and insurance carriers for its ADR services. In addition, Judicate has targeted corporations, commercial attorneys and insurance carriers throughout the country for its commercial mediations and arbitration services.

Competition

         Judicate's most significant competition in providing ADR services particularly with respect to arbitrations, is the American Arbitration Association ("AAA"), an established nonprofit corporation widely accepted in the legal and business communities. Judicate attempts to compete with AAA primarily in terms of quality of service, procedures and price. Because of the differing price structures adopted by Judicate and AAA, the cost of Judicate's resolution services as compared to AAA's services in a given case will depend upon one or more of a wide variety of factors, including, without limitation, the number of hearing days required, the nature of the case (i.e., commercial, construction, labor, etc.), the amount in controversy and the nature of arrangements that persons utilizing AAA make with individual arbitrators. Since AAA is a well-established organization and is widely accepted in the legal community, Judicate suffers a competitive disadvantage in trying to obtain recognition among practitioners accustomed to utilizing AAA for arbitration services.

         Other national organizations similar to Judicate have been formed, and similar companies may be formed in the future. For example, Resolute Systems of Brookfield, Wisconsin, competes with Judicate as a ADR provider. Resolute Systems has retained approximately 1,500 judges and has opened an office in Roslyn, New York. Moreover, in certain areas of the country, organizations similar to Judicate have been formed on a regional level, and similar companies may be formed in the future. Furthermore, the insurance industry has continued its support for Arbitration Forums, a not-for-profit organization created to service the insurance subrogation market with ADR programs.

         In general, the ADR industry furnishes an alternative to public dispute mechanisms, principally the public courts. Judicate's marketing efforts have been based on its belief that there exists a general dissatisfaction among litigants and their counsel with the public court system. Several public court systems have recently instituted court-coordinated ADR programs and it is uncertain as to whether they will be effective. To the extent that the public courts reduce case backlogs and provide effective settlement mechanisms, Judicate's business opportunities in such markets may be significantly reduced.

         While Judicate has formulated and copyrighted its own Rules of Procedure, its basic concept of a private court system cannot be protected by patent, copyright or other form of intellectual property protection.

Employees

         As of April 3, 1996, Judicate employed four full-time persons; one in an executive position and three in sales, marketing, administrative, and clerical activities. As of that date, Judicate had approximately 600 Company Judges listed on its National Panel of Judges, enabling Judicate to offer dispute resolution services in all 50 states, the District of Columbia, Puerto Rico and the United States Virgin Islands. In addition, Judicate has compiled a panel of 90 Company Neutrals (almost exclusively practicing attorneys), to preside over its commercial mediations and arbitrations. The Company Judges and Company Neutrals are independent contractors and are not employees of the Company. Judicate's employees are not covered by any collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.

         The Company is headquartered at 6400 Congress Avenue, Suite 200, Boca Raton, Florida 33487.

         Quest Electronic Hardware, Inc. operates from six well equipped modern facilities, all of which are leased, as follows:

                  San Jose, California - includes 3,300 square feet of office space and 10,000 sq.ft. of warehouse space under a lease expiring December 31, 1997 and is Quest's principal warehouse, which space is 90% utilized;

                  Dallas, Texas - occupies 250 square feet of office space and 1,750 square feet of warehouse space under a lease expiring March 31, 1998, which space is 90% utilized ;

                  Austin, Texas - occupies 900 square feet of office space and 8,100 square feet of warehouse space under a lease expiring September 15, 2000, which space is approximately 40% utilized;

                  Colorado Springs, Colorado - occupies 1,000 square feet of office space and 4,000 square feet of warehouse space under a lease expiring November 30, 1998, which space is approximately 80% utilized;

                  Sparks, Nevada - occupies 200 square feet of office space and 800 square feet of warehouse space under a lease expiring April 30, 1998, which space is approximately 60% utilized; and

                  Boca Raton, Florida - occupies 2,000 square feet of office space sublet under a lease expiring May 31, 2000, which space is approximately 80% utilized.

         Total rent expense for Quest amounted to $112,249 in 1995. The aggregate minimum rental commitments under all non-cancelable operating leases for the year ending December 31, 1996 is $184,712.

         Judicate of Philadelphia, Inc., entered into a lease agreement commencing February 1, 1994 and ending February 1, 1996 for its Philadelphia facility consisting of 6,940 square feet which included two court rooms and three mediation rooms for a base rental of $48,000 annually. Judicate of Philadelphia, Inc. negotiated a settlement of this lease and entered into a one year renewable lease agreement commencing on August 1, 1995 and ending July 31, 1996 for a more suitable facility consisting of 500 square feet for a base rental of $6,000 annually. Its premises are located in a modern office building in downtown Philadelphia.

ITEM 3.  LEGAL PROCEEDINGS.

         Judicate, Inc. v. Expedite Mediation and Arbitration Services, Inc., Andrew Tivoli, Larry Roher and William Gahwyler, New York State Supreme Court, Nassau County, Index No. 27588/91. In or about October 1991, the Company commenced a lawsuit in the Supreme Court of the State of New York, County of Nassau against three (3) of its former employees and their current employer, Expedite Mediation and Arbitration Services, Inc. ("Expedite"). Expedite provides ADR services in the New York Metropolitan area. The lawsuit alleges that: (i) the defendants wrongfully took numerous information from the Company;
(ii) the former employees breached their duty of good faith to the Company and tortiously interfered with the Company's prospective contractual and business relations, and (iii) the former employees engaged in unfair competition. The defendants asserted several counterclaims alleging that: (i) Company personnel have made false statements regarding the defendants; and (ii) the Company refused to pay commissions or other forms of compensation. The defendants seek damages of approximately $2,000,000, plus additional unspecified damages and costs.

         A partial settlement was made and mutual releases between the Company, Expedite and Mr. Roher were exchanged on September 7, 1994. A partial settlement was made and a mutual release between the Company and Mr. Gahwyler was exchanged on January 9, 1995. On May 4, 1995, a partial settlement was agreed to between the Company and Mr. Tivoli. Upon execution of mutual releases between such parties, the entire action was dismissed with prejudice.

         Thomas J. Glacken v. Judicate, Inc., Pennsylvania Human Relations Division, Docket No. E-65605. On or about August 5, 1993, Thomas J. Glacken, a former employee of the Company, filed a complaint of discrimination against the Company with the Pennsylvania Human Relations Commission. The complaint alleges that Mr. Glacken's employment with the Company was terminated pursuant to a sexually discriminatory reduction of the Company's work force. On July 19, 1995, the Company was notified that the Pennsylvania Human Relations Commission determined that the complaint should be dismissed, and the complaint was dismissed on such date, because the facts did not establish that probable cause existed to support the allegation of unlawful discrimination.

         William G. Blasdel, Jr. and Bellberg Enterprises, Inc. v. Judicate, Inc., Court of Common Pleas of Philadelphia County, Pennsylvania. On or about July 27, 1994, the Company was served with a complaint by William Blasdel and Bellberg Enterprises that was filed with the United States District Court for the Eastern District of Pennsylvania. The Company filed an answer with the Court on September 14, 1994 denying plaintiff's allegations. The matter has since been transferred to the Court of Common Pleas. The complaint charges the Company with breach of contract by exceeding its ADR authority by granting an arbitration award. The complaint seeks compensatory, consequential and punitive damages in an amount in excess of $100,000. Management believes there is no basis for such action and that any consequences of such complaint will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 2, 1996, at a Special Meeting of Shareholders, the shareholders of the Company elected Milton M. Adler, Robert V. Gubitosi, Mitchell Hymowitz, William J. McSherry, Jr. and Dominic A. Polimeni as Directors and approved the following proposals put forth by management and the Board of
Directors:

                                                                               Affirmative          Negative
                                 Proposal                                         Votes               Votes
- ---------------------------------------------------------------------------  -----------------  ------------------

To amend the Company's certificate of incorporation to change
    the Company's name to Questron Technology, Inc.                              9,259,496            23,516

To amend the Company's certificate of incorporation to
    increase the number of authorized shares of common stock
    of the Company to 50,000,000 shares                                          8,476,137           799,824

To amend the Company's certificate of incorporation to
    increase the number of authorized shares of preferred stock
    of the Company to 10,000,000 shares                                          8,437,932           833,422

To approve the Company's 1994 Director Non-Qualified Stock
    Option Plan                                                                  8,506,805           722,439


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "QUST" following the name change which took effect on NASDAQ effective as of April 9, 1996 (previously, the symbol was "JUDG").

         The following table sets forth the reported high and low bid quotations of the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                           Common Stock
                                  ------------------------------
                                    High                  Low
                                    ----                  ---
1994:
- -----
First Quarter                     $ 1.4063              $ 1.1250
Second Quarter                    $ 1.1875              $ 1.1250
Third Quarter                     $ 1.1875              $ 1.0000
Fourth Quarter                    $ 3.0625              $  .8750
1995:
- -----
First Quarter                     $ 2.7500              $ 1.8125
Second Quarter                    $ 3.3750              $ 2.0000
Third Quarter                     $ 2.5000              $ 1.6250
Fourth Quarter                    $ 3.9375              $ 1.3750

         On April 4, 1996, the Company's Common Stock as reported on the NASDAQ Small Cap Market system was $1.625 (closing ask price) and $1.500 (closing bid price). On that date there were approximately 1,000 holders of record of Common Stock (including entities which hold stock in street name on behalf of other beneficial owners).

         The Company has not paid any cash dividends on its Common Stock to date. The Company anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the year ended December 31, 1995 compared with 1994.

         The results of operations for the year ended December 31, 1995 include the operating results for the nine months ended December 31, 1995 of Quest Electronic Hardware, Inc. ("Quest"), the fasteners and electronic hardware distribution business acquired by the Company on March 31, 1995 (see Note 2 of Notes to Consolidated Financial Statements) and the operating results of the Company's alternative dispute resolution ("ADR") business for year ended December 31, 1995.

         The following summarizes the results of operations for each of the Company's businesses for the year ended December 31, 1995:

                                           Quest (1)              ADR              Corporate (2)            Total
                                       -----------------   -----------------    -------------------   -----------------

Revenue                                      $6,982,902            $276,253              $                  $7,259,155
Costs and expenses                            6,020,800             301,508                351,941           6,674,249
                                              ---------             -------                -------           ---------
Operating income                                962,102             (25,255)              (351,941)            584,906
Interest expense                                201,096                  --                  4,459             205,555
                                              ---------             -------                -------           ---------
Income (loss) before taxes                      761,006             (25,255)              (356,400)            379,351
Tax provision                                    27,164                  --                     --              27,164
                                              ---------             -------                -------           ---------
Net income (loss)                            $  733,842            $(25,255)             $(356,400)         $  352,187
                                              =========             =======                =======           =========


(1) The operating results for Quest are for the nine months ended December 31, 1995.
(2) Corporate expenses include non-recurring charges of $146,867, principally associated with the downsizing and restructuring of the Company's ADR business.

         The significant growth in the Company's revenues for year ended December 31, 1995 over the year ended December 31, 1994 is due to the acquisition of Quest. Revenues for Quest for the period April 1, 1995 through December 31, 1995 were $6,982,902. Revenues of the ADR business declined by $567,772 and $1,732,573 for the years ended December 31, 1995 and 1994, respectively, compared with the comparable periods in the prior year. This decline reflects the Company's continuing program of downsizing and restructuring in response to increased competition and historical losses. Such restructuring has resulted in bringing the ADR business, excluding corporate expenses and non-recurring charges, to a modest operating loss for the year ended December 31, 1995 of $25,255. The Company is continuing to evaluate its alternatives with respect to the future operation of its ADR business, including the possible sale, disposition or discontinuance of the business.

         The Company's operating income was $584,906 for the year ended December 31, 1995 compared with an operating loss of $641,081 for the prior year. These improvements are due to the operating income achieved by Quest of $962,102 since its acquisition on March 31, 1995, as well as the significant reductions in costs and expenses of the ADR business. Such expenses were $301,508 for the year ended December 31, 1995 compared with $1,485,106 in the prior year. Expenses for 1995 include non-recurring charges of $146,867, principally associated with the downsizing and restructuring of the Company's ADR business. Such charges include the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business, as well as lease termination costs, the relocation to more suitable office space, forfeiture of security deposits and other costs associated with the downsizing and restructuring of the ADR business. Quest's operating income of $962,102 for the nine months ended December 31, 1995 represents 14% of its revenues, a relationship which is consistent with the historical performance of the business.

         Interest expense for the years ended December 31, 1995 and 1994 amounted to $205,555 and $34,222, respectively. The increase in interest expense principally reflects the cost of borrowings associated with the acquisition of the fasteners and electronic hardware distribution business (see Note 3 of Notes to Consolidated Financial Statements). For the comparable prior year period, the Company's results include $34,270 of interest income resulting from the investment of excess cash.

         The provision for income taxes for the year ended December 31, 1995 principally reflects state income tax provisions for states in which Quest does business. No provision for federal income taxes is required, as the Company has no federal tax liability for 1995 as a result of the availability of net operating loss income tax carryforwards of approximately $13.1 million as of December 31, 1995, expiring in the years 2000 through 2009.

         Net income for the year ended December 31, 1995 amounted to $352,187 compared with a net loss of $641,033 in the prior year. These improvements reflect the operating income of Quest, partially reduced by interest expense and income taxes, and the reduction in operating expenses of the ADR business.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company had $39,358 in cash and short-term investments, compared to $1,520,730 as of December 31, 1994. As of December 31, 1995, the Company had working capital of $2,983,668, compared with working capital of $1,439,105 as of December 31, 1994. The Company's decrease in cash and short-term investments at December 31, 1995 compared to December 31, 1994 is principally due to the Company's March 31, 1995 acquisition of Quest Electronic Hardware, Inc. (see Note 2 of Notes to Consolidated Financial Statements). The net cash consideration paid for the acquired business amounted to $5,262,268, which was funded by $2,500,000 in borrowings (including $2,200,000 of long-term bank borrowings), $1,468,902 in net proceeds derived from the private placement of the Company's common stock, and available cash. In addition, the Company repaid $137,500 of bank debt during each of the last three quarters, for an aggregate of $412,500 of repayments for the year.

         For the year ended December 31, 1995, the net cash used in the Company's operating activities amounted to $843,105, principally reflecting cash requirements associated with increased accounts receivable and inventories associated with the business of Quest. Such cash requirements were partially offset by an increase in accounts payable and profits generated by Quest. Corporate expenses and the operations of the Company's ADR business continued to use cash, although at a much reduced rate compared with prior years. As previously discussed, the Company is continuing to evaluate its alternatives with respect to the future operations of the ADR business and there can be no assurance that the Company will continue its ADR operations.

         For the year ended December 31, 1995, the net cash used in the Company's investing activities amounted to $5,682,034, including, as previously discussed, $5,262,268 net cash consideration paid for the acquisition of the fasteners and electronic hardware distribution business. In addition, the Company had capital expenditures of $419,766, primarily related to the acquisition of computer system equipment for Quest. The Company does not have significant commitments for capital expenditures as of December 31, 1995 and no significant commitments are anticipated for 1996.

         For the year ended December 31, 1995, the net cash provided by the Company's financing activities amounted to $5,043,767, including, as previously discussed, $2,200,000 of long-term bank borrowings under a term loan facility and $1,468,902 in net proceeds derived from the private placement of the Company's common stock. In addition, the Company received net proceeds of $851,593 from the exercise of warrants and $343,750 from the exercise of stock options. The Company also repaid borrowings obtained earlier in 1995 under short-term notes payable and, as previously discussed, made $412,500 in principal payments under the term loan facility. In December 1995, in connection with certain obligations amounting to $355,478 owed to the Company by two of its former officers and directors, the Company received 118,493 shares of its common stock in full satisfaction of such amounts owed.

         In conjunction with the acquisition of the fasteners and electronic hardware distribution business, Quest initially obtained an $800,000 revolving facility as a part of its loan agreement with a bank to provide working capital financing for its business. In November 1995, Quest signed a three-year Master Purchase Order and Sales Agreement with a major customer in Austin, Texas. Management believes that this agreement, together with other sales opportunities in the Austin market, could result in a material increase in Quest's annual sales. In view of this increased level of sales and other potential growth opportunities, Quest increased its revolving facility to $1,500,000, under terms and conditions generally consistent with those already in effect for the original facility. At December 31, 1995, $947,500 was borrowed and outstanding under the revolving facility. Of the remaining $552,500 revolving facility amount, $527,500 was fully available at December 31, 1995 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to: (i) 1.5% above the lender's prime rate should Quest's tangible net worth be less than or equal to $1,750,000; or (ii) 1.0% above the lender's prime rate should Quest's tangible net worth be in excess of $1,750,000. As of March 29, 1996, the interest rate on the amount outstanding under the revolving facility was 9.75%. In order to secure the obligations of Quest under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender and a major shareholder of the Company guaranteed the obligations of Quest under the loan agreement.

         The Company intends to identify and evaluate potential merger and acquisition candidates engaged in lines of business complementary to the fasteners and electronic hardware distribution business conducted by Quest. While certain of such potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meets its obligations through 1996, exclusive of any cash requirements which may come about as a result of other business acquisitions.

ITEM 7.  FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Questron Technology, Inc.

         We have audited the accompanying consolidated balance sheet of Questron Technology, Inc. and its subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questron Technology, Inc. and its subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                   MORTENSON AND ASSOCIATES, P. C.
                                    Certified Public Accountants.





Cranford, New Jersey
April 2, 1996

                            QUESTRON TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 1995


                                     ASSETS
                                                                  1995
                                                             -------------
Current assets:
   Cash and cash equivalents                                 $
                                                                    39,358
   Accounts receivable, less allowance for
    doubtful accounts of $43,798                                 1,347,128
   Other receivables                                                52,808
   Inventories                                                   3,554,263
   Other current assets                                             60,205
                                                             -------------
Total current assets                                             5,053,762
Property and equipment - net                                       418,980
Cost in excess of net assets of business acquired,
   less accumulated amortization of $131,203                     6,866,305
Other assets                                                        93,951
                                                             -------------

      Total assets                                           $  12,432,998
                                                             =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                     $   1,520,094
   Current portion of long-term debt                               550,000
                                                             -------------

Total current liabilities                                        2,070,094
Long-term debt                                                   2,185,000
                                                             -------------

      Total liabilities                                          4,255,094
                                                             -------------

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value; authorized 1,000,000                --
     shares; none issued and outstanding
  Common stock, $.0001 par value; authorized 20,000,000
     shares; issued and outstanding 15,473,335 shares                1,547
   Additional paid-in capital                                   23,887,894
   Accumulated deficit                                         (15,356,059)
                                                              -------------
                                                                 8,533,382
   Less: Treasury stock, 118,493 shares                           (355,478)
                                                             -------------

Total shareholders' equity                                       8,177,904
                                                             -------------

Total liabilities and shareholders' equity                   $  12,432,998
                                                             =============

                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                         1995                 1994
                                                                    --------------      ---------------
Revenue:
   Sales                                                            $   6,982,902           $       --
   Fee income                                                             276,253              844,025
                                                                    -------------          -----------
                                                                        7,259,155              844,025
                                                                    -------------          -----------

Operating costs and expenses:
   Cost of products and services sold                                   4,146,564              272,660
   Selling, general & administration expenses                           2,180,886            1,154,034
   Non-recurring charges                                                  146,867                   --
   Depreciation and amortization                                          199,932               58,412
                                                                    -------------         ------------
                                                                        6,674,249            1,485,106
                                                                    -------------         ------------

Operating income (loss)                                                   584,906             (641,081)

Interest income (expense):
   Interest expense                                                      (205,555)             (34,227)
   Interest income                                                             --               34,270
                                                                    -------------         ------------
      Total interest income (expense)                                    (205,555)                  48
                                                                    -------------         ------------

Income (loss) before income taxes                                         379,351             (641,033)
Provision for income taxes                                                 27,164                   --
                                                                    -------------         ------------

Net income (loss)                                                   $     352,187         $   (641,033)
                                                                    =============         ============

Net income (loss) per common share                                         $  .03              $  (.23)
                                                                    =============         ============
Average number of common shares and common share
     equivalents outstanding                                           13,795,632            2,793,402
                                                                    =============         ============

                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                               Preferred Stock           Common Stock        Additional
                          ------------------------  ----------------------     Paid-in        Accumulated      Treasury
                           Shares       Amounts       Shares      Amounts      Capital          Deficit          Stock
                          -----------  -----------  -----------  ---------- -------------  ----------------  -----------

Balance -
  January 1, 1994           880,000    $   8,800     1,758,077   $     177   $15,882,528     $(15,067,213)       $  --
Issuance of Shares:
  Conversion of
    Preferred Stock into
    Common Stock           (740,000)      (7,400)    1,480,000         148         7,251               --            --
  Exercise of Warrants           --           --       718,704          71       413,411               --            --
  To Placement Agent
    in Lieu of Fees in
    Connection with
    Exercise of Warrants         --           --        61,824           6            --               --            --
  Private Placement              --           --     2,515,200         251       957,349               --            --
  To Placement Agent
    in Lieu of Fees in
    Connection with
    Private Placement            --           --       200,000          20            --               --            --
Net Loss for the Year            --           --            --          --            --         (641,033)           --
                          ----------   ----------   ----------   ---------  ------------   ---------------   ----------
Balance -
  December 31, 1994         140,000        1,400     6,733,805         673    17,260,549      (15,708,246)           --
Issuance of Shares:
  Conversion of
    Preferred Stock into
    Common Stock           (140,000)      (1,400)      280,000          28         1,372               --            --
  Private Placement              --           --     1,160,000         116     1,468,786               --            --
  Exercise of Warrants           --           --     2,786,956         279       851,314               --            --
  Exercise of Options            --           --       550,000          55       343,695               --            --
  In connection with
    the acquisition  of
    Quest Electronic
    Hardware, Inc.               --           --     3,962,574         396     3,962,178               --            --
Shares received by
  the Company in
  satisfaction of certain
  obligations of former
  officers and directors         --           --            --          --            --               --      (355,478)
Net Income for the Year          --           --            --          --            --          352,187            --
                          =========    =========   ===========   =========   ===========   ==============   ===========
Balance -
  December 31, 1995              --    $      --    15,473,335   $   1,547   $23,887,894     $(15,356,059)  $  (355,478)
                          =========   ==========   ===========   =========   ===========   ==============    ==========


                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                               1995                   1994
                                                                            ----------              ---------
Cash flows from operating activities:
  Net income (loss)                                                        $   352,187              $(641,033)
  Adjustments to reconcile net income (loss) to net
    cash to net cash used in
     operating activities:
      Depreciation and amortization                                            199,932                 58,412
      Write-down of assets                                                      40,553                136,335
      Provision for doubtful accounts                                           25,162                 50,918
  Change in assets and liabilities:
      (Increase) decrease in accounts receivable                              (467,176)               (19,091)
      (Increase) decrease in other receivables                                  56,672               (109,480)
      (Increase) in inventories                                             (1,583,507)                    --
      (Increase) Decrease in prepaid expenses and other assets                 (33,509)                44,334
      Increase (decrease) in accounts payable and accrued
        expenses                                                               566,581                (13,776)
                                                                            ----------             ----------
     Net cash used for operating activities                                   (843,105)              (493,381)
                                                                            ----------             ----------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                         (5,262,268)                    --
  Acquisition of property and equipment                                       (419,766)                    --
                                                                            ----------             ----------
     Net cash used for investing activities                                 (5,682,034)                    --
                                                                            ----------             ----------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                          300,000                     --
  Proceeds from borrowings under revolving facility                            947,500                     --
  Proceeds from borrowings under term loan facility                          2,200,000                     --
  Proceeds from private placement                                            1,740,000                957,600
  Costs associated with private placement                                     (271,098)                    --
  Proceeds from exercise of warrants                                           911,578                413,482
  Costs associated with exercise of warrants                                   (59,985)                    --
  Proceeds from exercise of stock options                                      343,750                     --
  Treasury shares received in satisfaction of obligations                     (355,478)                    --
  Repayment of short-term debt                                                (300,000)                    --
  Repayment of long-term debt                                                 (412,500)                    --
                                                                            ----------             ----------
     Net cash provided by financing activities                               5,043,767              1,371,082
                                                                            ----------             ----------

(Decrease) Increase in cash and cash equivalents                            (1,481,372)               877,701
Cash and cash equivalents at beginning of period                             1,520,730                643,029
                                                                            ==========             ==========

Cash and cash equivalents at end of period                                     $39,358             $1,520,730
                                                                            ==========             ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                                                 $  182,970              $  34,222
   Income taxes                                                                     --                     --


                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In 1995 and 1994, the Company adjusted property and equipment to estimated fair value as follows:


                                              1995                     1994
                                           ---------                ---------

Cost of property written down              $ 668,176                $ 340,153
Accumulated depreciation                    (627,623)                (178,818)
                                           ---------                --------

Net book value                                40,553                  161,335
Estimated fair value                              --                   25,000
                                           =========                =========

     Adjustment for write-down             $  40,553                $ 136,335
                                           =========                =========



         During 1995, the Company issued 3,962,574 shares of common stock in connection the acquisition of a subsidiary and issued 280,000 shares of common stock upon the conversion of 140,000 preferred shares.

         During 1994, 200,000 shares of common stock were issued to a placement agent in lieu of fees in connection with a private placement. Additionally, 250,000 shares of common stock for consulting services and 61,824 shares of common stock in lieu of fees in connection with the exercise of warrants were issued to the same placement agent. The Company also issued 1,480,000 shares of common stock upon conversion of 740,000 preferred shares during 1994.


                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         On April 2, 1996, the shareholders of the Company voted to change the name of the Company from Judicate, Inc. to Questron Technology, Inc. ("Questron" or the "Company"). Questron, through its subsidiary, Quest Electronic Hardware, Inc. ("Quest"), is a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers and, through its subsidiary Judicate of Philadelphia, Inc. ("Judicate"), a supplier of alternate dispute resolution ("ADR") services. Quest was formed on October 13, 1994. On March 31, 1995, Quest purchased the fasteners distribution business from Arrow Electronics, Inc. ("Arrow"). Prior to this business acquisition, Quest had no operating activities of its own, accordingly, the consolidated results of operations for the year ended December 31, 1995 include only 9 months of operating activities for Quest. Simultaneously with this business acquisition, the then shareholders of Quest completed a common stock exchange with Questron, in which Quest became a 100% owned subsidiary of Questron (see Note 2 of Notes to Consolidated Financial Statements).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation - The consolidated financial statements include the accounts of the Company and all its majority owned subsidiaries. All significant intercompany transactions are eliminated.

         Cash and Cash Equivalents - The Company considers certain highly liquid investments with original maturities of three months or less to be cash equivalents.

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of Credit Risk - The Company extends credit to its customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers, but routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, believes that its receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term.

         During the year ended December 31, 1995, sales to one customer of Quest amounted to approximately $1,000,000 or approximately 14% of revenue. Accounts receivable from this customer amounted to approximately $273,000.

         Inventories - Inventories, which consist solely of finished products, are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


      Property and Equipment - Property and equipment are recorded at cost. Expenditures for normal repairs and maintenance are charged to earnings as incurred. When assets are retired or otherwise disposed, their costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in operations. Depreciation and amortization are recorded using the straight-line method over the shorter of the estimated lives of the related asset or the remaining lease term. Estimated useful lives are as follows:

     Office Equipment                                   5 Years
     Computer Equipment                                 5 Years
     Furniture and Fixtures                             7 Years
     Leasehold Improvements                             5 Years

         Cost in Excess of Net Assets of Business Acquired - The cost in excess of net assets of business acquired is being amortized on a straight line basis over 40 years. The Company has concluded that the cost in excess of net assets of business acquired has an indeterminable life based on historic, current and projected operating results of the business acquired (see Note 2 of notes to consolidated financial statements). The Company's policy is to record an impairment loss against the balance of the net unamortized cost in excess of net assets of business acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. At each balance sheet date, the Company evaluates the realizability of the asset for each business acquired having a material change. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future non-discounted cash flow of the business would become less than the carrying value of the asset. The Company's historic recurring losses and negative cash flows from operations have been abated and, accordingly, management believes these factors will not negatively impact the profits and cash flows of the business acquired.

         Net income (loss) per common share - Net income (loss) per common share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents amounted to 2,262,565 for 1995. The weighted average number of common shares outstanding for 1994 does not include common share equivalents since the inclusion of such share equivalents would be anti-dilutive. Net income per common share on a fully diluted basis does not result in material dilution and, accordingly, is not presented.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


2. ACQUISITION OF ELECTRONIC HARDWARE DISTRIBUTION BUSINESS

         As of the close of business on March 31, 1995, the Company acquired 100% of the stock of Quest, a privately owned Company, in exchange for a 25% interest in the Company on a fully diluted basis. Such acquisition was effected pursuant to a share acquisition agreement, under which the Company issued 3,962,574 newly issued, fully-paid and non-assessable shares of common stock of the Company, in exchange for all of the issued and outstanding shares of common stock of Quest. Simultaneously with the foregoing events, Quest purchased the fasteners distribution business of Arrow for $4,850,000 in cash, pursuant to a Purchase of Assets Agreement, dated as of November 29, 1994, by and between Quest and Arrow (the "Purchase Agreement"). The purchase was funded by a capital contribution from Questron of $2,850,000 (see Note 5 of Notes to Consolidated Financial Statements) and borrowings by Quest under a loan and security agreement with a bank (see Note 3 of Notes to Consolidated Financial Statements). Under the Purchase Agreement, Quest acquired the net assets of Arrow used exclusively in connection with Arrow's operations of the fasteners distribution business and assumed all stated liabilities associated with the business. Such assets included all accounts receivable of the business, inventories, and certain furniture and equipment. The stated liabilities assumed were principally trade payables to suppliers of the business. The acquisition has been accounted for as a purchase, effective March 31, 1995. The following summarizes the fair value of the net assets acquired and the related cost thereof:

Cash                                            $      4,500
Accounts receivable                                  832,913
Inventories                                        1,970,756
Property and equipment                                57,427
                                                ------------
      Total assets                                 2,865,596
Accounts payable                                     634,762
                                                ------------
      Net assets acquired                          2,230,834
                                                ------------
Cost:
   Purchase price paid to Arrow                    4,850,000
   Net value of shares issued                      3,961,574
   Acquisition and integration expenses              416,768
                                                ------------
      Total cost                                   9,228,342
                                                ------------
Cost in excess of net assets acquired           $  6,997,508
                                                ============

         The acquisition and integration expenses noted above are principally professional fees associated with the transactions, consulting fees and other expenses associated with the conversion of the business to a new operating system, and other expenses associated with completing the transaction and integrating the business with Quest.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


3. LONG-TERM DEBT

Long-term debt at December 31, 1995 consisted of the following:

 Term loan, due in equal quarterly installments through
    March 31, 1999, with interest payable
    monthly at the prime rate plus 2%                             $  1,787,500

 Revolving facility, due on March 31, 1997,
    with interest payable monthly at the prime
    rate plus 1.5%                                                     947,500
                                                                  ------------
                                                                     2,735,000
 Less installments due within one year                                 550,000
                                                                  ============
                                                                  $  2,185,000
                                                                  ============

         Pursuant to a Loan and Security Agreement, as amended (the "Loan Agreement"), dated March 31, 1995, with a bank, Quest borrowed $2.2 million under a term loan facility to partially fund the acquisition of the fasteners distribution business. The Loan Agreement also provides for Quest to be able to borrow for working capital purposes under an annually renewable two-year revolving facility, which provides for loans of up to $1,500,000. The Loan Agreement contains a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At December 31, 1995, Quest had unused borrowing capacity of $527,500 under the Loan Agreement.

         In order to secure the obligations of Quest under the Loan Agreement, Questron entered into a Stock Pledge Agreement, dated as of March 31, 1995, with the bank, under which the Company pledged to the bank the shares of capital stock of Quest which the Company held at such date and in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the bank and a major shareholder of Questron (see Note 11 of Notes to Consolidated Financial Statements) guaranteed the obligations of Quest under the Loan agreement. The Loan Agreement restricts the payment of cash dividends by Quest to the Company and certain other payments, limits long-term and short-term borrowings of Quest, and requires that debt service coverage, net worth, tangible net worth, the ratio of debt to net worth, and the ratio of quick assets (cash and accounts receivable) to current liabilities be maintained at certain designated levels by Quest. Quest is in compliance with all such requirements of the Loan Agreement.

         The aggregate annual maturities of long-term debt under the Loan Agreement for each of the five years in the period ending December 31, 2000 are : 1996-$550,000; 1997-$1,497,500; 1998-$550,000; 1999-$137,500; and 2000-$0.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


4. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1995 consisted of the following:

                                                           1995
                                                         ---------
Office equipment                                         $  55,933
Computer equipment                                         389,730
Furniture and fixtures                                      12,583
Leasehold improvements                                      19,947
                                                         ---------
   Total                                                   478,193
Less: accumulated depreciation and amortization             59,213
                                                         ---------
   Total                                                 $ 418,980
                                                         =========

         Depreciation and amortization expense related to property and equipment for the years ended December 31, 1995 and 1994 was $68,729 and $58,412, respectively. At December 31, 1995, all property and equipment represent assets used in the business of Quest. All property and equipment of the ADR business have been written off in connection with the downsizing and restructuring of that business.


5.  SHAREHOLDERS' EQUITY

         As of December 31, 1995, the Company was authorized to issue 20,000,000 shares of common stock and 1,000,000 of preferred stock. On April 2, 1996, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 50,000,000 shares and an increase in the number of authorized shares of preferred stock to 10,000,000 shares. The outstanding shares of common stock are fully paid and non-assessable. In 1994, there were outstanding 140,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock, which was convertible, without further consideration, into two
(2) shares of common stock, has been converted.

         In November 1994, the Company issued 2,515,200 shares of its common stock in a private offering conducted through a placement agent. Net proceeds from the offering amounted to $957,600. As additional consideration for common shares issued, one of the purchasers tendered 103,040 Series I Warrants to the Company for cancellation. Additionally, 200,000 shares of Company common stock were issued to the placement agent in lieu of fees in connection with this transaction.

         In March and April 1995, the Company, through a placement agent, consummated the sale of fifty-eight units of its securities at a gross sales price of $30,000 per unit. Each unit consisted of 20,000 shares of Company common stock. The net proceeds to the Company, after expenses associated with the placement of $271,098, were $1,468,902. Such net proceeds, together with available cash, were used to make a capital contribution to Quest at March 31, 1995, in order to provide Quest with the balance of the funds necessary to complete the acquisition of the fasteners distribution business from Arrow. In connection with this sale of securities, the placement agent also received a portion of its fee in the form of 116,000 options to purchase Company common stock at an exercise price of $3.50 per share. These options expire March 31, 2000.

         The Company has issued various series of warrants to purchase shares of its common stock. Each Series I Warrant entities the registered holder to purchase 1.629 shares of common stock at a price of $1.80 per share on or before June 30, 1996. Any warrant not exercised by that date will be null and void. At December 31, 1995, there were 64,657 Series I Warrants outstanding.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


      In March 1994, as an inducement to raise capital, the Company offered holders of the Series I Warrants the right to exchange each warrant for three Series II Warrants which were exercisable at $ .625 per share. The exchange offer expired on April 30, 1994. Pursuant to the exchange offer, the Company received net proceeds of $413,482 upon the issuance of 718,704 shares of its common stock. Additionally, the Company issued 61,824 shares of its common stock to a placement agent in lieu of fees in connection with this transaction. At December 31, 1994, all Series II Warrants had been exercised.

         In connection with the November 1994 private placement, 2,200,000 Series III Warrants were issued. Each Series III Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $.35 per share. The warrants expire November 14, 2004, and any warrant not exercised by that date will be null and void. At December 31, 1995, there were 40,000 Series III Warrants outstanding.

         In December 1995, in connection with certain obligations amounting to $355,478 owed to the Company by two of its former officers and directors, the Company received 118,493 shares of its common stock in full satisfaction of such amounts owed.

6.  Stock Options

         Under the terms of various stock option plans, the Company may grant options to purchase shares of the Company's common stock to key executives and management of the Company. Transactions under the various stock option and incentive plans during the years ended December 31, 1995 and 1994 were as follows:

                                                            1995                                      1994
                                               ----------------------------------       ----------------------------------
                                               Incentive            Non-Incentive        Incentive            Non-Incentive
                                               ---------            -------------        ---------            -------------
       Outstanding - beginning
         of year                                554,469                513,593             17,829                 46,835
       Options granted                           46,835                229,363            550,000                466,758
       Options exercised                       (550,000)              (626,956)                --                     --
       Options canceled and
         terminated                                                                       (13,360)                    --
                                                =======               ========          =========               ========
       Outstanding - end of year(1)              51,304                116,000            554,469                513,593
                                                =======              =========          =========               ========

   (1) With exercise prices ranging from $7.95 to $33.75 per share, giving effect to the one-for-fifteen reverse stock split, which occurred on December 22, 1993.

         In addition to the above, on April 2, 1996, the shareholders approved the adoption of the 1994 Director Non-qualified Stock Option Plan (the "Plan"), under which options to purchase shares of the Company's common stock may be granted to non-executive directors of the Company. Under the Plan options are to be granted to each eligible director at the rate of 15,000 per year. Awards under the Plan had been made previously, subject to shareholder approval. Transactions under the Plan during the years ended December 31, 1995 and 1994 were as follows:

                                                 1995              1994
                                               --------          --------
      Outstanding - beginning of year            60,000                --
      Options granted                            45,000            60,000
      Options exercised                              --                --
      Options canceled and
        terminated                                   --                --
                                               ========          ========
      Outstanding - end of year                 105,000            60,000
                                               ========          ========

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


         In February 1996, in accordance with the provisions of the Plan, 30,000 options to purchase shares of the Company's common stock were granted to qualified directors.


7.  RETIREMENT PLAN

         Quest has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Quest's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $24,820 in 1995.


8.  LEASE COMMITMENTS

         The Company leases certain office and warehouse space under non-cancelable operating leases expiring at various dates through 2000. Rental expenses of all non-cancelable operating leases amounting to $112,249 and $65,070 was charged to operations for the years ended December 31, 1995 and 1994, respectively. Aggregate minimum rental commitments under all non-cancelable operating leases approximate $535,000 as of December 31, 1995. Such commitments on annual basis are as follows:

     Years ending December 31,
          1996                                $   184,712
          1997                                    184,812
          1998                                     83,198
          1999                                     42,120
          2000                                     40,365
                                              -----------
                                              $   535,207
                                              ===========


9.  INCOME TAXES

         The provision for income taxes included in the consolidated statement of income is for state income taxes to which the Company and its subsidiaries are subject. No provision for federal income taxes is required, as the Company has no federal tax liability for 1995 as a result of the availability of net operating loss income tax carryforwards of approximately $13.1 million as of December 31, 1995, expiring in the years 2000 through 2009.

         Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which was adopted by the Company on January 1, 1993, requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because the generation of future taxable income is not assured, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in the consolidated financial statements.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


         As of December 31, 1995, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

                                                               Net
                                                         Operating Loss
       Expiring in Years Ending December 31,              Carryforwards
                                                        ----------------

       2000                                              $    460,000
       2001                                                 1,243,000
       2002                                                 1,414,000
       2003                                                 1,574,000
       2004                                                 1,100,000
       2005                                                   579,000
       2006                                                   782,000
       2007                                                 2,945,000
       2008                                                 2,336,000
       2009                                                   670,000
                                                        =============
                                                        $  13,103,000
                                                        =============


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. Fair value of the financial instruments disclosed in the balance sheet is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of December 31, 1995:

                                                         Carrying
                                                          Amount          Fair Value
                                                       -----------       ------------

      Cash and cash equivalents                        $    39,358        $    39,358
      Accounts receivable                                1,399,936          1,399,936
      Accounts payable and accrued expenses              1,520,094          1,520,094
      Current portion of long-term debt                    550,000            550,000
      Long-term debt                                     2,185,000          2,185,000



         For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


11.  RELATED PARTY TRANSACTIONS

         The Company has entered into a five-year management advisory and consulting agreement with Gulfstream Financial Group, Inc. ("Gulfstream"), a company in which the Chairman, President and Chief Executive Officer of Questron, who is also the Chairman and Chief Executive Officer of Quest, is a 50% owner. Under the terms of such agreement, Gulfstream acts as an advisor and consultant to the Company and Quest, and also provides certain administrative services to the companies. Such advisory and consulting services are directed principally at the expansion of Quest's business through the identification of new marketing opportunities and potential acquisitions, the procurement of financing as needed by the Company and Quest, and maximizing the Company's and Quest's profitability. For such services Gulfstream is paid a fee of $150,000 per year. In addition, upon the attainment of certain earnings targets for Quest, Gulfstream may be entitled to be awarded as incentive compensation, warrants, subject to certain conditions and restrictions, to purchase at a price of $.10 per share, a number shares of common stock of the Company, such that the number of shares so purchased represents up to 10% of the outstanding common stock of the Company at March 31, 1995. For these purposes, the calculation of the shares of the common stock of the Company outstanding at March 31, 1995 assumes that all warrants, options and preferred stock are converted to common stock of the Company. Gulfstream presently owns 16.9% of the Company's common stock outstanding and has guaranteed the obligations of Quest under its Loan Agreement.


12.  LONG-TERM EMPLOYMENT AGREEMENTS WITH EXECUTIVES

         Quest has entered into a five-year employment agreement with its Chairman and Chief Executive Officer. Under the terms of such employment agreement, Quest has agreed to compensate this individual with regular salary at the rate of $100,000 per year. There are no other bonus compensation arrangements currently in effect for this individual.

         Quest has also entered into a five-year employment agreement with its President and Chief Operating Officer. Under the terms of such employment agreement, Quest has agreed to compensate this individual with regular salary at the rate of $100,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $15,000 per quarter. In addition, upon the attainment of certain earnings targets for Quest, this individual may be entitled to be awarded as incentive compensation, warrants, subject to certain conditions and restrictions, to purchase at a price of $.10 per share, a number shares of common stock of the Company, such that the number of shares so purchased represents up to 5% of the outstanding common stock of the Company at March 31, 1995. For these purposes, the calculation of the shares of the common stock of the Company outstanding at March 31, 1995 assumes that all warrants, options and preferred stock are converted to common stock of the Company. This individual presently owns 8.8% of the Company's common stock outstanding and has agreed with Gulfstream to participate in its guarantee of the obligations of Quest under its Loan Agreement, however, only to the extent of his stock holdings in the Company.


13.  NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," in March of 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


         The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995.


14.  LITIGATION

         In July 1994, the Company was served with a complaint that charges the Company with breach of contract by exceeding its ADR authority in granting an arbitration award and seeks compensatory, consequential and punitive damages of an amount in excess of $100,000. The Company answered the complaint, denying the plaintiff's allegations. The Company believes that there is no basis for such action and that any consequences of such complaint will not have a material adverse effect on the Company's consolidated financial statements.


15.  SEGMENT INFORMATION

         As of March 31, 1995, the Company is engaged in two business segments. Through its subsidiary, Quest, it is a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers and, through its subsidiary, Judicate, it is a supplier of alternate dispute resolution ("ADR") services. The operating results and identifiable assets of each of these business segments, and corporate, at December 31, 1995 and for the year then ended is as follows:

                                            Quest (1)        Judicate      Corporate (2)       Consolidated
                                          -----------        --------      -------------       -------------
      Revenue                             $ 6,982,902        $276,253       $        --        $  7,259,155
                                          -----------        --------       -----------        ------------
      Operating income (loss)                 962,102         (25,255)         (351,941)            584,906
      Interest expense                        201,096              --             4,459             205,555
      Provision for income taxes               27,164              --                --              27,164
                                          -----------        --------       -----------        ------------
      Net income (loss)                   $   733,842        $(25,255)      $  (356,400)       $    352,187
                                          ===========        ========       ===========        ============
      Depreciation and
         amortization                     $   112,871        $  9,516       $    77,545        $    199,932
                                          ===========        ========       ===========        ============
      Capital expenditures                $   420,766        $ (1,000)      $        --        $   419,766
                                          ===========        ========       ===========        ============
      Identifiable assets                 $ 8,306,721        $ 79,034       $ 4,047,243        $ 12,432,998
                                          ===========        ========       ===========        ============

- ----------------
   (1)  The operating results for Quest are for the nine months ended
        December 31, 1995.
   (2) Corporate expenses include non-recurring charges $146,867, principally associated with the downsizing and restructuring of the Company's
        ADR business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 28, 1994, the Company appointed Mortenson and Associates, P.C. as its independent accountants for fiscal year 1994 to replace Goldenberg Rosenthal Friedlander effective with such appointment. The change in independent accountants was approved by the Board of Directors of the Company.

         Goldenberg Rosenthal Friedlander's report on the financial statements of the Company for the two most recent years were, unqualified and contained a paragraph indicating that the operations of the Company raised a substantial doubt about its ability to continue as a going concern.

         During the two most recent fiscal years and the interim period subsequent to December 31, 1993, there have not been any disagreements with Goldenberg Rosenthal Friedlander on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldenberg Rosenthal Friedlander, would have caused that firm to make reference to the subject matter of such disagreements in connection with its report.

         This information was previously submitted by the Company on Form 8-K dated November 28, 1994.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A.       Directors and Executive Officers

         The Directors and Executive Officers of the Company are set forth herein. All directors serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. All officers serve at the pleasure of the Board of Directors, subject to any applicable employment agreements.

Name                                  Age               Position
- ----                                  ---               --------
Dominic A. Polimeni                    49               President, Chief Operating Officer and
                                                        Director

Milton M. Adler                        68               Secretary, Treasurer, and Controller

Robert V. Gubitosi                     48               Director

Mitchell Hymowitz                      34               Director

William J. McSherry, Jr.               48               Director


         Dominic A. Polimeni has been Chairman and Chief Executive Officer of the Company since February 1996, and President, Chief Operating Officer and a Director of the Company since March 1995. He has also been Chairman, Chief Executive Officer and Chief Financial Officer of Quest Electronic Hardware, Inc. since October 1994. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. ("Arrow") for four (4) years. He also held several other positions, including general management positions, with Arrow over an eight-year period. Prior to that he practiced as a Certified Public Accountant for more than 12 years and was a Partner in the New York office of Arthur Young & Company. He has also held the position of Chief Operating Officer of Fugazy Express, Inc., a New York based transportation company in its start-up phase. Mr. Polimeni is also a director of TMCI Electronics, Inc., a NASDAQ listed company. He holds a bachelor of business administration degree from Hofstra University. Mr. Polimeni is the brother-in-law of Mr. Gubitosi.

         Milton M. Adler has been a Director of the Company since February 1996, Secretary of the Company since October 1993, Treasurer of the Company since February 1992, and Controller of the Company since January 1992. Prior thereto, Mr. Adler was employed by Travelco, a travel consulting firm, for more than 18 years in various capacities, the most recent of which was Vice President of Administration. Mr. Adler is a Certified Public Accountant.

         Robert V. Gubitosi has been a Director of the Company since February 1996 and Director of Operations of Quest Electronic Hardware, Inc., a subsidiary of the Company, since March 1995. Mr. Gubitosi has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of General Partner and Chief Financial Officer of the Securities Groups, a New York investment banking firm and primary dealer of U.S. government securities, with responsibility for the investment banking activities of the firm. In addition, he has held managerial positions at Goldman Sachs & Company and Oppenheimer & Company, and specialized in brokerage accounting and auditing at Haskins & Sells and Touche Ross & Company. He holds a bachelor of business administration degree from Hofstra University. Mr. Gubitosi is the brother-in-law of Mr. Polimeni

         Mitchell Hymowitz has been a Director of the Company since December 1993. Mr. Hymowitz has also been Principal/Chief Financial Officer of H&W Hardware Co., Inc. and Vice President of Two Twenty First Avenue Realty Corp. since September 1990. Prior to that he was Senior Accountant with Paritz and Company, P.A., in New Jersey. Mr. Hymowitz earned a Bachelor of Science in Business Administration with a degree in Accounting from State University of New York at Buffalo in 1984.

         William J. McSherry, Jr. has been a Director of the Company since February 1996. Mr. McSherry has been a partner of Battle Fowler LLP, a law firm with offices in New York City and Los Angeles, since July 1991. Prior to July 1991, Mr. McSherry was a partner in the law firm of Bryan Cave. Mr. McSherry is also the President and a director of Playtex Marketing Corporation, a privately-owned corporation, and serves as a trustee and as Deputy Mayor of the Village of Larchmont, State of New York.

         B.       Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership of equity securities of the Company with the Securities and Exchange Commission and the National Association Of Securities Dealers. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16 (a), and without researching or making any inquiry regarding delinquent Section 16 (a) filings, the Company believes that, during the fiscal year ended December 31, 1995, a Form 5 was filed on a non-timely basis by Mr. Daniel Porush and Forms 4 were filed on a non-timely basis with respect to two transactions by Paul L. Burton and with respect to six transactions by Stephen J. Drescher. Messrs. Burton and Drescher were officers and Directors of the Company during 1995.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth the compensation of the named executives for the periods indicated. No executive officer received total annual salary and bonus equal to or greater than $100,000 during the periods indicated.


                                                        Annual Compensation
                                       ------------------------------------------------------

(a)                                    (b)         (c)          (d)              (e)

Name and                                                                     Other Annual
Principal Position                     Year       Salary       Bonus        Compensation ($)
- ------------------                     ----       ------       -----        ----------------

Dominic A. Polimeni                   1995       $75,000         --                 --
  Chairman, President                 1994            --         --                 --
  and Chief Executive                 1993            --         --                 --
  Officer

Stephen J. Drescher                   1995       $52,000         --                 --
  Former Chairman, and                1994       $52,000         --                 --
  Chief Executive Officer             1993       $19,000         --                 --



                                                                           Long Term Compensation
                                               ----------------------------------------------------------------------

                                                            Awards                Payouts
                                                            ------                -------
(a)                                 (b)            (f)            (g)                (h)                 (i)

                                              Restricted       Securities
Name and                                        Stock          Underlying            LTIP              All other
Principal Position                  Year      Awards ($)     Options/SARs(#)      Payouts ($)       Compensation ($)
- ------------------                  ----      ----------     ---------------      -----------       ----------------

Dominic A. Polimeni                 1995            --                 --              --                     --
  Chairman, President               1994            --                 --              --                     --
  and Chief Executive               1993            --                 --              --                     --
  Officer

Stephen J. Drescher                 1995            --                  0              --                     --
  Former Chairman and               1994            --            250,000              --                     --
  Chief Executive Officer           1993            --                  0              --                     --



         The options to acquire 250,000 shares, at an exercise price $0.625 per share, were granted to Mr. Drescher in 1994 pursuant to the 1992 Amended and Restated Management Incentive Option Plan

Employment Agreements

         Dominic A. Polimeni, Chairman, Chief Executive Officer and President of the Company, is party to an employment agreement with Quest Electronic Hardware, Inc., a subsidiary of the Company. This agreement expires on March 31, 2000 and provides for a base salary of $100,000 per annum.

         In addition, Mr. Polimeni is an executive officer and a 50% stockholder of Gulfstream Financial Group, Inc. ("Gulfstream"), and shares voting and investment power with respect to the shares owned by Gulfstream. Pursuant to a Management Advisory and Consulting Agreement, dated as of November 29, 1994, between the Company and Gulfstream, Gulfstream acts as an advisor and consultant to the Company and Quest, and also provides certain administrative services to the companies. Such advisory and consulting services are directed principally at the expansion of Quest's business through the identification of new marketing opportunities and potential acquisitions, the procurement of financing as needed by the Company and Quest, and maximizing the Company's and Quest's profitability. For such services Gulfstream is paid a fee of $150,000 per year. In addition, upon the attainment of certain earnings targets for Quest, Gulfstream may be entitled to be awarded as incentive compensation, warrants, subject to certain conditions and restrictions, to purchase at a price of $.10 per share, a number shares of common stock of the Company, such that the number of shares so purchased represents up to 10% of the outstanding common stock of the Company at March 31, 1995. For these purposes, the calculation of the shares of the common stock of the Company outstanding at March 31, 1995 assumes that all warrants, options and preferred stock are converted to common stock of the Company.

         Quest has also entered into a five-year employment agreement with Phillip D. Schwiebert, its President and Chief Operating Officer. Under the terms of such employment agreement, Quest has agreed to compensate Mr. Schwiebert with regular salary at the rate of $100,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $15,000 per quarter. In addition, upon the attainment of certain earnings targets for Quest, Mr. Schwiebert may be entitled to be awarded as incentive compensation, warrants, subject to certain conditions and restrictions, to purchase at a price of $.10 per share, a number shares of common stock of the Company, such that the number of shares so purchased represents up to 5% of the outstanding common stock of the Company at March 31, 1995. For these purposes, the calculation of the shares of the common stock of the Company outstanding at March 31, 1995 assumes that all warrants, options and preferred stock are converted to common stock of the Company.

Option/SAR Grants

         There were no grants during 1995 of stock options or stock appreciation rights to any person named in the Summary Compensation Table. Reference is made, however, to the Management Advisory and Consulting Agreement described above in connection with Mr. Polimeni's employment and the agreement described above in connection with Mr. Schwiebert's employment.

Option/SAR Exercises

         Set forth below is information concerning exercises of options during 1995 and the year-end value of unexercised options for the persons named in the Summary Compensation Table:


               (a)                      (b)            (c)                     (d)                             (e)

                                                                  Number of Securities
                                                                  Underlying Unexercised          Value of Unexercised
                                   Shares                         Options/SARs at Fiscal         In-the-Money Options/SARs
                                   Acquired on    Value           Year End (#)                    at Fiscal Year End ($)
         Name                      Exercise       Realized        Exercisable/Unexercisable       Exercisable/Unexercisable
         ----                      -----------    --------        -------------------------       --------------------------
Dominic A. Polimeni
  Chairman, President
  and Chief Executive
  Officer                                   0             0                               0                              0

Stephen J. Drescher
  Former Chairman, and
  Chief Executive Officer             250,000      $656,250                               0                              0



         The value realized is based on the difference between the exercise price of $0.625 per share and the average of the high and low bid prices for the Common Stock on April 28, 1995, the date of exercise.

Compensation of Directors

         Other than the 1994 Director Non-Qualified Stock Option Plan described below, the Company does not have a standard policy regarding compensation of members of the Board of Directors. Other than as reported below, the members of the Board of Directors did not receive compensation for their services as such during the year ended December 31, 1995.

The 1994 Director Non-Qualified Stock Option Plan

         On January 26, 1994, the Board of Directors (the "Board") adopted, subject to stockholder approval, the above captioned plan and in February 1996 amended the plan so as to change the annual date of the grant to the first Wednesday of February. On April 2, 1996, The 1994 Director Non-Qualified Stock Option Plan was approved by shareholders at a special meeting. The plan, as amended and approved, is hereinafter referred to as the "1994 Plan." Pursuant to the terms of the 1994 Plan, options for an aggregate of 300,000 shares of the Company's Common Stock may be granted.

         All non-employee directors shall receive an option to purchase 15,000 shares of the Common Stock of the Company on the first Wednesday of February in each calendar year at an exercise price equal to the fair market value per share of the Common Stock on that date. Such options shall be exercisable immediately for a period of 10 years from date of grant unless terminated earlier pursuant to the terms of the plan. Under the 1994 Plan, 120,000 options have been granted to date at exercise prices of $1.125 per share and $2.406 per share.

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

         The following table sets forth, since the inception of the 1992 Plan, the persons who have received options and their respective exercise prices:

                                   No. of             Exercise           Expiration
        Group                     Options               Price               Dates
        -----                     -------              -------            ---------
        Employees                   6,666               $12.75            12/10/97

        Consultants                15,000               $28.65             7/08/97

        Judges                      3,333               $ 7.95             1/02/96
                                    9,846               $15.00             2/0l/98
                                    9,330               $17.85             7/28/96
                                    1,666               $19.65            11/13/96
                                      666               $22.50             6/03/97
                                    2,332               $26.25              1/9/97
                                      666               $33.75              9/l/97

         The Company will not grant additional options under the 1992 Plan.

The 1992 Amended and Restated Management Incentive Option Plan

         In December 1991, the Board approved the Company's 1992 Management Incentive Option Plan (the "Incentive Plan") . In September and October 1992, effective as of the date of the original plan, the Board approved certain amendments to the original plan which was ratified by the Shareholders of the Company on January 8, 1993. Pursuant to the terms of the Incentive Plan non-qualified options to purchase up to 533,333 shares of the Company's Common Stock may be granted to officers, directors, key employees and consultants of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of February 28, 1996, known to the Company regarding beneficial ownership of the Company's Common Stock by (i) any holder of more than five percent of the outstanding shares; (ii) the Company's directors; and (iii) all executive officers and directors as a group:

                                                                                                          Percentage
      Name & Address                           Position With the Company           Number of Shares        of Shares
      --------------                           -------------------------           ----------------       ----------

Dominic A. Polimeni (1)                        Chairman, President and Chief          2,602,721(2)           16.90%
                                               Executive Officer

Milton M. Adler (1)                            Director, Secretary,                       6,666(3)             *
                                               Treasurer and Controller

Robert V. Gubitosi (1)                         Director                                      --(4)             --

Mitchell Hymowitz (l)                          Director                                  45,000(5)              *

William J. McSherry, Jr. (l)                   Director                                  35,000(6)              *

Joan R. Gubitosi
c/o Gulfstream Financial Group, Inc,
         6400 Congress Ave., Suite 200
         Boca Raton, FL 33487                                                         2,602,721(2)           16.90%

Phillip D. Schwiebert
c/o Quest Electronic Hardware, Inc.
         1180 Murphy Avenue                                                           1,361,360(7)            8.80%
         San Jose, CA

The Miami Project to Cure Paralysis
         The University of Miami
         School of Medicine
         1600 NW Tenth Avenue
         Miami, FL 33136                                                              1,000,000               6.50%

Gulfstream Financial Group, Inc.
         6400 Congress Ave.
         Suite 200
         Boca Raton, FL 33487                                                         2,602,721(2)           16.90%

All officers and directors as a group                                                 2,689,387              17.50%


- --------------

*    Less than 1 %

(1) c/o Questron Technology, Inc. , 6400 Congress Avenue, Suite 200, Boca Raton, FL 33487.

(2) These shares are owned by Gulfstream Financial Group, Inc. ("Gulfstream"). Joan R. Gubitosi and Dominic A. Polimeni are executive officers and the stockholders of Gulfstream and share voting and investment power with respect to the shares owned by Gulfstream. Pursuant to a Management Advisory and Consulting Agreement, dated as of November 29, 1994, between the Company and Gulfstream, upon the attainment of certain earnings targets for Quest, Gulfstream may be entitled to be awarded as incentive compensation, warrants, subject to certain conditions and restrictions, to purchase at a price of $.10 per share, a number shares of common stock of the Company, such that the number of shares so purchased represents up to 10% of the outstanding common stock of the Company at March 31, 1995. For these purposes, the calculation of the shares of the common stock of the Company outstanding at March 31, 1995 assumes that all warrants, options and preferred stock are converted to common stock of the Company.

(3) Consists of Options to purchase 6,666 shares of Common Stock at $12.75 per share granted pursuant to the 1992 Stock option Plan.

(4) Mr. Gubitosi's wife, Joan R. Gubitosi, has shared beneficial ownership of 2,602,721 shares of Common Stock (see Footnote 2). Mr Gubitosi disclaims beneficial ownership of such shares.

(5) Consists of options to purchase 15,000 shares of Common Stock at $1.125 per share, options to purchase 15,000 shares of Common Stock at $2.406 per share and options to purchase 15,000 shares of Common Stock at $1.906 per share granted pursuant to the 1994 Director Non-Qualified Stock Option Plan.

(6) Includes options to purchase 15,000 shares of Common Stock at $1.906 per share granted pursuant to the 1994 Director Non-Qualified Stock Option Plan.

(7) Pursuant to an Employment Agreement, dated as of November 29, 1994, between the Quest and Phillip D. Schwiebert, upon the attainment of certain earnings targets for Quest, Mr. Schwiebert may be entitled to be awarded as incentive compensation, warrants, subject to certain conditions and restrictions, to purchase at a price of $.10 per share, a number shares of common stock of the Company, such that the number of shares so purchased represents up to 5% of the outstanding common stock of the Company at March 31, 1995. For these purposes, the calculation of the shares of the common stock of the Company outstanding at March 31, 1995 assumes that all warrants, options and preferred stock are converted to common stock of the Company.

         As of the close of business on March 31, 1995, the Company acquired from Gulfstream (a Florida corporation owned by Dominic A. Polimeni and Joan R. Gubitosi) and Phillip D. Schwiebert all of the outstanding capital stock of Quest Electronic Hardware, Inc. ("Quest"). Quest, in turn, simultaneously acquired the fasteners distribution business of Arrow Electronics, Inc. These events resulted in changes in ownership of the capital stock of the Company which may have affected the control of the Company. These changes included the following:

         a. Gulfstream became the direct beneficial owner of 22.10% of common stock, par value $.0001 per share ("Common Stock"), of the Company outstanding at March 31, 1995;

         b. Gulfstream, in consideration of its services to the Company under a Management Advisory and Consulting Agreement, dated as of November 29, 1994, may be entitled to be awarded as incentive compensation, warrants to purchase a number shares of common stock of the Company, such that the number of shares so purchased represents up to 10% of the outstanding common stock of the Company at March 31, 1995, as described in Footnote 2 above.

         c. Dominic A. Polimeni ("Polimeni"), a Director, Executive Officer and principal stockholder of Gulfstream, and Chairman, Chief Executive Officer and Chief Financial Officer of Quest, which became a subsidiary of the Company, was named President and Chief Operating Officer of the Company and was subsequently named to his current position of Chairman, President and Chief Executive Officer of the Company; and

         d. Phillip D. Schwiebert ("Schwiebert"), the President and Chief Operating Officer of Quest, became the beneficial owner of 11.60% of the shares of Common Stock of the Company outstanding at March 31, 1995 and, pursuant to an Employment Agreement, dated November 29, 1994, by and between the Quest and Schwiebert, may be entitled to be awarded as incentive compensation, warrants to purchase a number shares of common stock of the Company, such that the number of shares so purchased represents up to 5% of the outstanding common stock of the Company at March 31, 1995, as described in Footnote 7 above.

         Subsequent to the foregoing events, certain principal stockholders of the Company (Jordan R. Belfort, Richard Bronson, Elliot Lowenstern and Daniel Porush), who, in the aggregate, beneficially owned approximately 45.00% of the Company's outstanding stock, disposed of the bulk of these shares. In addition, the Board of Directors of the Company has undergone a substantial restructuring by reason of the resignation of four (4) former directors and the election of Messrs. Adler, Gubitosi and McSherry to the Board.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of the close of business on March 31, 1995, the Company acquired from Gulfstream Financial Group, Inc. (a Florida corporation owned by Dominic A. Polimeni and Joan R. Gubitosi) and Phillip D. Schwiebert all of the outstanding capital stock of Quest Electronic Hardware, Inc. This transaction and related transactions are described more fully under "Item 1. Business", "Item 7. Financial Statements", "Item 10. Executive Compensation", and "Item 11. Security Ownership of Certain Beneficial Owners and Management", included elsewhere herein.

         In April 1995, the Company loaned Stephen J. Drescher, then Chairman and Chief Executive Officer of the Company, $156,250 in connection with the exercise by Mr. Drescher of options to purchase Common Stock of the Company. The obligation to repay this loan was satisfied by Gulfstream and Schwiebert by the contribution of shares of Common Stock to the Company in connection with Mr. Drescher's resignation in January 1996 as an officer and director of the Company.

         In April 1995, the Company loaned Paul L. Burton, then Executive Vice President and a Director of the Company, $125,000 in connection with the exercise by Mr. Burton of options to purchase Common Stock of the Company. The obligation to repay this loan and to repay $69,228 of expenses paid by the Company on Mr. Burton's behalf was satisfied by Gulfstream and Schwiebert by the contribution of shares of Common Stock to the Company in connection with Mr. Burton's resignation in January 1996 as an officer and director of the Company.

         In November 1994, the Company sold to J2 Holdings, Inc., a private company owned by Jordan Belfort, 1,202,905 units for $.35 per unit. Each unit consisted of one common share and one warrant to purchase a share of common stock for $.35 per share. These warrants were exercised in December 1995.

         Biltmore Securities, Inc. ("Biltmore") acted as the Placement Agent for the Company for the November 1994 Private Placement consisting of the sale of 2,000,000 shares of the Company's Common Stock. As compensation, Biltmore received 200,000 shares of the Company's Common Stock and Warrants to purchase 200,000 shares of Common Stock of the Company at $.35 per share. These Warrants were exercised in December 1995.

         Biltmore received 250,000 shares of Common Stock of the Company as compensation under a the Consulting Agreement dated as of January 1, 1994, and 250,000 options to purchase Common Stock of the Company at an exercise price of $.625, which later through anti-dilution provisions resulted in 626,956 options to purchase Common Stock of the Company at $.249 per share. These options were exercised in December 1995. Biltmore received 61,824 shares of Common Stock of the Company as compensation for acting as placement agent for the Exchange offer and Series II Warrants in July 1994.

         On March 31, 1995 Biltmore Securities, Inc., in consideration of its serving as Placement Agent, was granted 116,000 options to purchase a like number of shares of the Common Stock of the Company at $3.50 per share. Such options expire March 31, 2000. The Company also agreed to pay Biltmore a cash payment of $217,500 which represents a 10% placement fee and a 2.5% non-accountable expense allowance based on total proceeds of $1,740,000.

Item 13.  Exhibits and Reports on Form 8-K.

         (a)  Financial Statements and Exhibits.

               1. The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

               2. See Index to Exhibits on page E-1.


         (b)  Report on Form 8-K.

              The were no reports on Form 8-K filed during the last quarter of 1995 through the date hereof.

                            QUESTRON TECHNOLOGY, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                  (Item 13 (a))


                                                                            Page
                                                                            ----

Report of Independent Auditors                                                17


Consolidated Balance Sheet as of December 31, 1995                            18


For the years ended December 31, 1995 and 1994:

         Consolidated Statement of Operations                                 19

         Consolidated Statement of Changes in Stockholders' Equity            20

         Consolidated Statement of Cash Flows                                 21


Notes to Consolidated Financial Statements at and for the years ended
   December 31, 1995 and 1994                                                 23

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUESTRON TECHNOLOGY, INC.

                                       By: /s/  Dominic A. Polimeni
                                          ----------------------------------
                                          Dominic A. Polimeni,
                                          Chairman, President and Chief
                                          Executive Officer

                                       Date:    April 12, 1996

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 1996:

(1)  Principal Executive Officer:      (3) A Majority of the Board of Directors:


   /s/  Dominic A. Polimeni                /s/  Milton M. Adler
 -------------------------------           --------------------------------
 Dominic A. Polimeni,                      Milton M. Adler, Director
 Chief Executive Officer

                                           /s/  Robert V. Gubitosi
                                           --------------------------------
                                           Robert V. Gubitosi, Director


(2)  Principal Financial and               /s/  Mitchell Hymowitz
       Acccounting Officer:                --------------------------------
        Officer:                           Mitchell Hymowitz, Director


  /s/  Milton M. Adler                     /s/  William J. Mc Sherry, Jr.
- -------------------------------            ---------------------------------
  Milton M. Adler, Treasurer               William J. McSherry, Jr., Director


                                           /s/  Dominic A. Polimeni
                                           ---------------------------------
                                            Dominic A. Polimeni, Director

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   EXHIBITS TO
                                   FORM 10-KSB


(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934 (Fee Required)


                  For the fiscal year ended December 31, 1995

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934
      (No Fee Required)

             For the transition period from _______________ to _______________

            Commission file number 0-13324

                            QUESTRON TECHNOLOGY, INC.
- -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                                23-2257354
- -------------------------------------------------       ----------------------------------------------
  (State or other jurisdiction of incorporation            (I.R.S. Employer Identification Number)
                  or organization)

 6400 Congress Avenue, Suite 200, Boca Raton, FL                              33487
- -------------------------------------------------        --------------------------------------------------
    (Address of principal executive offices)                               (Zip Code)

Issuer's telephone number:  (407) 241 - 5251
                            ----------------

                                INDEX TO EXHIBITS


   3.1 Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (File No. 0-13324).

   3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the, fiscal year ended December 31, 1993 (File No. 0-13324).

   3.3 Certificate of Correction, dated December 22, 1993, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit
         3.3 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

   3.4 By-Laws of the Registrant, incorporated by reference to Exhibit 3b(ii) to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (File No. 0-13324).

   3.5 Certificate of Amendment, dated April 2,1996, to Certificate of incorporation of the Registrant.

   4.1   Specimen  Common Stock  Certificate,  incorporated by reference to
         Exhibit 4. 1 to the Registrant's Registration Statement on Form S-18, File No. 2-94721-W, ordered effective by the Securities and Exchange Commission on February 28, 1985.

   4.2   Specimen Preferred Stock Certificate, incorporated by reference to
         Exhibit 4.2 to the Registrant's Registration Statement on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993.

   4.3 Certificate of Designations, Preferences and Rights of the Registrant's Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4(c) to the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1989 (File No. 0-13324).

   4.4 Certificate of Increase relating to Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 (d) to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1990 (File No. 0-13324).

   4.5 Certificate of Designations, Preferences, and Rights establishing a series of shares of preferred stock, incorporated by reference to
         Exhibit 3.2 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

   4.6 Series I Warrant Agreement, dated April 16, 1993, issued in connection with a private placement, incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

   4.7 Series III Warrant Agreement, dated as of November 7, 1994, between J2 Holdings, Inc. and the Registrant, incorporated by reference to Exhibit
         10.22 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

   10.1 The Incentive Stock Option Plan (1985) of the Registrant, incorporated by reference to Exhibit 10(v), of the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1991 (File No. 0-13324).

   10.2 The Management Incentive Plan of the Registrant, incorporated by reference to Exhibit 10 (w) , of the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1991 (File No. 0-13324).

   10.3 The Amended and Restated Management Incentive Option Plan of the Registrant, incorporated by reference to Exhibit 10.18 of the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1992 (File No. 0-13324).

   10.4 The Director Non-Qualified Option Plan of the Registrant, incorporated by reference to Exhibit 10.19 of the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1992 (File No. 0-13324).

   10.5 The 1992 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.20 of the Registrant's Report on Form 10-K filed with the Securities and Exchange commission for the fiscal year ended December 31, 1992 (File No. 0-13324).

   10.6 Excerpts from minutes of Board Meeting of January 26, 1994 adopting Amendment to Management Incentive Option Plan, incorporated by reference to Exhibit 10.21 of the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

   10.7 Consulting Agreement, dated as of January 1, 1994, by and between Biltmore Securities, Inc. and the Registrant, incorporated by reference to Exhibit 10.23 of the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

   10.8 Stock option certificate and agreement by and between the Registrant and Biltmore Securities, Inc., dated January 1, 1994, incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

   10.9 Judicate, Inc. 1994 Director Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.28 of the Registrant's
         Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

  10.10 Employment Agreement, dated June 26, 1994, between the Registrant and Paul L. Burton, incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.11 Subscription Agreement, dated as of November 7, 1994, between J2 Holdings, Inc. and the Registrant, incorporated by reference to Exhibit
         10.21 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.12 Subscription Agreement, dated as of October 1, 1994, between Stephanie Holdings, Inc. and the Registrant, incorporated by reference to Exhibit
         10.23 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.13 Employment Agreement, dated November 29, 1994, between Quest Electronic Hardware, Inc. and Dominic A. Polimeni, incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.14 Employment Agreement, dated November 29, 1994, between Quest Electronic Hardware, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.15 Management Advisory and Consulting Agreement, dated as of November 29, 1994, between Gulfstream Financial Group, Inc. and the Registrant, incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.16 Waiver, dated as of March 31, 1995, by Gulfstream Financial Group, Inc. and Philip D. Schwiebert, incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.17 Share Acquisition Agreement, dated as of November 29 1994, by and among Gulfstream Financial Group, Inc., Phillip D. Schwiebert, Quest Electronic Hardware, Inc. and the Registrant, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.18 Purchase of Assets Agreement, dated as of November 29, 1994, between Quest Electronic Hardware, Inc. and Arrow Electronics, Inc., incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.19 Loan and Security Agreement, dated as of March 31, 1995, between Silicon Valley Bank and Quest Electronics Hardware, Inc., incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.20 Sublease Agreement, dated as of March 31, 1995, between Arrow Electronics, Inc. and Quest Electronic Hardware, Inc. with respect to Dallas, Texas property, incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.21 Sublease Agreement, dated as of March 31, 1995, between Arrow Electronics, Inc. and Quest Electronic Hardware, Inc. with respect to Colorado Springs, Colorado property, incorporated by reference to
         Exhibit 10.32 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.22 Sublease Agreement, dated as of March 31, 1995, between Arrow Electronics, Inc. and Quest Electronic Hardware, Inc. with respect to San Jose, California property, incorporated by reference to Exhibit
         10.33 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994
         (File No. 0-13324).

  10.23 Third Party Stock Pledge Agreement, dated as of March 31, 1995, between Silicon Valley Bank and the Registrant, incorporated by reference to
         Exhibit 10.34 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.24 Common Stock Purchase Option, dated as of March 31, 1995, for Biltmore Securities, Inc., incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

  10.25 Amendment No. 1, dated as of May 31, 1995, to the Loan and Security Agreement, dated as of March 31, 1995, between Silicon Valley Bank and Quest Electronics Hardware, Inc.

  10.26 Amendment No. 2, dated as of November 16, 1995, to the Loan and Security Agreement, dated as of March 31, 1995, between Silicon Valley Bank and Quest Electronics Hardware, Inc.

  10.27 Amendment No. 3, dated as of February 23, 1996, to the Loan and Security Agreement, dated as of March 31, 1995, between Silicon Valley Bank and Quest Electronics Hardware, Inc.

  10.28 Letter agreement, dated December 29, 1995, between the Registrant and Stephen J. Drescher.

  10.29 Letter agreement, dated December 29, 1995, between the Registrant and Paul L. Burton.

   11.1 Statement Re: Computation of Per Share Earnings for years ended December 31, 1995 and 1994.

   16.1 Letter to Securities and Exchange Commission from the Registrant's prior auditors, Goldenberg Rosenthal & Friedlander, incorporated by reference to Exhibit 16.1 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

   16.2 Letter from Goldenberg Rosenthal & Friedlander confirming succession of the client/auditor relationship, incorporated by reference to Exhibit
         16.2 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

   21.1  Statement of Subsidiaries.

   23.1  Consent of Mortenson and Associates, P. C., dated April 2, 1996.

   27    Financial Data Schedule