Form 10QSB
period 1996-03-31
QUESTRON TECHNOLOGY INC
filed 1996-05-23
CIK 732152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- -------
        EXCHANGE ACT OF 1934

                       For the quarterly period ended      March 31, 1996
                                                      -------------------------


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- -------
        EXCHANGE ACT OF 1934

                      For the transition period from             to
                                                     ----------     ----------




                        Commission File Number             0-13324
                                               ---------------------------------

                            QUESTRON TECHNOLOGY, INC.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




                 Delaware                                   23-2257354
- ---------------------------------------         --------------------------------
    (State or other jurisdiction of                    (I. R. S. Employer
    incorporation or organization)                   Identification Number)

6400 Congress Avenue, Suite 200, Boca Raton, FL                 33487
- -----------------------------------------------    ----------------------------
  (Address of principal executive offices)                   (Zip Code)


                                (407) 241 - 5251
- -------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X                     No
                       ----------                    --------

     As of May 10, 1996, the issuer had 15,354,842 shares of common stock, $.0001 par value, outstanding.

                            QUESTRON TECHNOLOGY, INC.

                                      INDEX


                                                                                  Page No.
                                                                               --------------
PART I.         Financial Information

       Item 1.  Financial Statements (unaudited)

                     Consolidated Balance Sheet -
                     At March 31, 1996 and December 31, 1995                          3

                     Consolidated Statement of Operations -
                     Three Months Ended March 31, 1996 and 1995                       4

                     Consolidated Statement of Cash Flows -
                     Three Months Ended March 31, 1996 and 1995                       5

                     Notes to Consolidated Financial Statements                     6 - 7

       Item 2.  Management's Discussion and Analysis or Plan of Operation           8 - 10

PART II.        Other Information                                                     11

Signature Page                                                                        12



                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                       March 31,         December 31,
                                                                          1996               1995
                                                                    -----------------  ------------------
Current assets:
   Cash and cash equivalents                                        $        159,456    $         39,358
   Accounts receivable, less allowance for
      doubtful accounts of $60,389 and $43,798, respectively               1,378,864           1,347,128
   Other receivables                                                          27,709              52,808
   Inventories                                                             3,577,668           3,554,263
   Other current assets                                                       32,895              60,205
                                                                      --------------      --------------

Total current assets                                                       5,176,592           5,053,762

Property and equipment - net                                                 424,972             418,980
Cost in excess of net assets of business acquired,
   less accumulated amortization of $131,203                               6,823,722           6,866,305
Other assets                                                                 162,050              93,951
                                                                      ==============      ==============

      Total assets                                                     $  12,587,336       $  12,432,998
                                                                      ==============      ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                              $    1,379,658      $    1,520,094
   Current portion of long-term debt                                         550,000             550,000
                                                                      --------------      --------------

Total current liabilities                                                  1,929,658           2,070,094
Long-term debt                                                             2,362,500           2,185,000
                                                                      --------------      --------------

      Total liabilities                                                    4,292,158           4,255,094
                                                                      --------------      --------------

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value; authorized 1,000,000
     shares; none issued and outstanding                                                              --
  Common stock, $.0001 par value; authorized 20,000,000
     shares; issued and outstanding 15,473,335 shares                          1,547               1,547
   Additional paid-in capital                                             23,887,894          23,887,894
   Accumulated deficit                                                   (15,238,785)        (15,356,059)
                                                                      --------------      --------------
                                                                           8,650,656           8,533,382
   Less: Treasury stock, 118,493 shares,  at cost                           (355,478)           (355,478)
                                                                      --------------      --------------

Total shareholders' equity                                                 8,295,178           8,177,904
                                                                      --------------      --------------

Total liabilities and shareholders' equity                             $  12,587,336       $  12,432,998
                                                                      ==============      ==============


                 See notes to consolidated financial statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                                 Three Months Ended
                                                                      March 31,
                                                         ---------------------------------
                                                               1996               1995
                                                         --------------     --------------
Revenue:
   Sales                                                  $   2,767,137        $        --
   Fee income                                                    51,363            107,092
                                                          -------------      -------------
                                                              2,818,500            107,092
                                                          -------------      -------------
Operating costs and expenses:
   Cost of products and services sold                         1,675,487             40,680
   Selling, general & administration expenses                   861,354            195,010
   Non-recurring charges                                             --            125,000
   Depreciation and amortization                                 64,272             11,000
                                                          -------------      -------------
                                                              2,601,113            371,690
                                                          -------------      -------------

Operating income (loss)                                         217,387           (264,598)

Interest income (expense):
   Interest expense                                             (79,160)                --
   Interest income                                                   --             14,832
                                                          -------------      -------------
      Total interest income (expense)                           (79,160)            14,832
                                                          -------------      -------------

Income (loss) before income taxes                               138,227           (249,766)
Provision for income taxes                                       20,953                 --
                                                          -------------      -------------

Net income (loss)                                         $     117,274      $    (249,766)
                                                          =============      =============


Net income (loss) per common share                               $  .01            $  (.04)
                                                          =============      =============
Average number of common shares and common share
     equivalents outstanding                                 15,410,391          6,844,138
                                                          =============      =============




                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                        March 31,             March 31,
                                                                          1996                  1995
                                                                       ----------           -------------
Cash flows from operating activities:
  Net income (loss)                                                    $  117,274           $   (249,766)
  Adjustments to reconcile net income (loss) to net
     cash to net cash used in operating activities:
      Depreciation and amortization                                        64,272                 11,000
      Provision for doubtful accounts                                      16,591                  4,500
  Change in assets and liabilities:
     (Increase) in accounts receivable                                    (48,327)              (148,152)
     Decrease in other receivables                                         25,099                     --
     (Increase) in inventories                                            (23,405)                    --
     (Increase) decrease in prepaid expenses and other assets             (40,789)                89,684
     (Decrease) increase in accounts payable and accrued
        expenses                                                         (140,436)               355,781
                                                                       ----------           ------------
     Net cash (used) provided by operating activities                     (29,721)                63,047
                                                                       ----------           ------------
Cash flows from investing activities:
  Net cash consideration paid for acquired business                            --             (5,229,847)
  Acquisition of property and equipment                                   (27,681)                   --
                                                                       ----------           ------------
     Net cash used for investing activities                               (27,681)            (5,229,847)
                                                                       ----------           ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                          --                300,000
  Proceeds from borrowings under revolving facility                       315,000                100,000
  Proceeds from borrowings under term loan facility                            --              2,200,000
  Proceeds from private placement                                              --              1,740,000
  Costs associated with private placement                                      --               (238,039)
  Repayment of long-term debt                                            (137,500)                    --
                                                                       ----------           ------------
     Net cash provided by financing activities                            177,500              4,101,961
                                                                       ----------           ------------

Increase (decrease) in cash and cash equivalents                          120,098             (1,064,839)
Cash and cash equivalents at beginning of period                           39,358              1,520,730
                                                                       ----------           ------------
Cash and cash equivalents at end of period                             $  159,456           $    455,891
                                                                       ==========           ============





                 See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995



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

                  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The consolidated balance sheet as of December 31, 1995 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Note 2.  Acquisition of electronic hardware distribution business.

                  On March 31, 1995, the Company acquired Quest Electronic Hardware, Inc. ("Quest"), a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers, in exchange for 3,872,000 shares of the Company's common stock. Simultaneously, the Company contributed to Quest cash of $2,850,000 as additional paid-in capital and Quest purchased the fasteners distribution business from Arrow Electronics, Inc. ("Arrow") for net cash consideration of $5,229,847. In connection with these transactions, the company recorded $6,503,837 of cost in excess of net assets of the business acquired. The Company does not expect that Statement of Accounting Financial Standards No. 121, Accounting for the Impairment of Long-Lived Assets, will have any impact on the Company's Financial Statements.

Note 3.  Provision for restructuring.

                  As a result of declining revenues of the Company's ADR business, stemming in part from increased competition, and the resultant historical losses, the Company undertook a plan of action to downsize and restructure its ADR business in order to establish a more acceptable relationship of expenses of that business to its revenues. The Company's operating results for the three month period ended March 31, 1995 include a provision for restructuring of $125,000. More than $60,000 of such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business. The balance of the provision is associated with lease termination costs, the relocation of the ADR business to more suitable office space, forfeiture of security deposits, and other costs associated with the downsizing and restructuring of the ADR business. During August 1995, the Company relocated the ADR business to more suitable office space. The Company is evaluating its alternatives with respect to its ADR business, including the possible sale, disposition or discontinuance of the business.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

For the three months ended March 31, 1996.

         The results of operations through March 31, 1996 include the operating results of Quest Electronic Hardware, Inc. ("Quest"), the Company's fasteners and electronic hardware distribution business, and the operating results of the Company's alternative dispute resolution ("ADR") business.

         The following summarizes the results of operations for each of the Company's businesses and corporate for the three months ended March 31, 1996:


                                                Quest             ADR               Corporate           Total
                                             -----------     -------------        ------------       -----------

Revenue                                       $2,767,137     $      51,363        $                  $ 2,818,500

Costs and expenses                             2,452,448            69,539              79,126         2,601,113
                                            ------------      ------------        ------------      ------------

Operating income                                 314,689           (18,176)            (79,126)          217,387

Interest expense                                  78,378                --                 782            79,160
                                            ------------      ------------        ------------      ------------

Income (loss) before taxes                       236,311           (18,176)            (79,908)          138,227

Tax provision                                     20,953                --                  --            20,953
                                            ============      ============        ============      ============

Net income (loss)                           $    215,358      $    (18,176)       $    (79,908)     $    117,274
                                            ============      ============        ============      ============



         The significant growth in the Company's revenues for the three months ended March 31, 1996 over the three months ended March 31, 1995 is due to the acquisition of Quest on March 31, 1995. Revenues for Quest for the three month period ended March 31, 1996 were $2,767,137, which represent a record level of revenues for the business. The growth in revenues of Quest is attributable to its expansion into the Austin, Texas market as well as growth in the other markets that it serves. The opening of a new branch in Austin is primarily directed at servicing Applied Materials, which signed a three-year Master Purchase Order and Sales Agreement with Quest on November 13, 1995. Revenues of the ADR business were $51,363 for the three month period ended March 31, 1996 compared with $107,092 for the three month period ended March 31, 1995. This reflects a decrease in ADR fee income of 52% compared with the comparable period in the prior year. This decline reflects the Company's downsizing and restructuring of the ADR business in response to increased competition and historical losses. Such restructuring has resulted in bringing the ADR business, excluding corporate expenses, to a modest operating loss for the three months ended March 31, 1996 of $18,176. The Company is continuing to evaluate its alternatives with respect to the future operation of its ADR business, including the possible sale, disposition or discontinuance of the business.

         The Company's operating income was $217,387 for the three months ended March 31, 1996 compared with an operating loss of $264,598 for the comparable period of the prior year. These improvements are due to the operating income achieved by Quest of $314,689, as well as the significant reductions in costs and expenses of the ADR business. Such expenses were $148,665 for the three months ended March 31, 1996 compared with $371,690 for the comparable period of the prior year. Quest's operating income of $314,689 for the three months ended March 31, 1996 represents 11% of its revenues, a relationship which is slightly less than the historical performance of the business due to the start-up costs associated with the opening of its new branch in Austin, Texas.

         Interest expense for the three months ended March 31, 1996 amounted to $79,160, which principally reflects the cost of borrowings associated with the acquisition and operation of the fasteners and electronic hardware distribution business. For the comparable period of the prior year, the Company's results include $14,832 of interest income resulting from the investment of excess cash.

         The provision for income taxes for the three months ended March 31, 1996 principally reflects state income tax provisions for states in which Quest does business. The provision for income taxes also includes a minimal provision for federal income taxes for the federal alternative minimum tax. The Company is not expected to have a regular federal income tax liability for 1996, as a result of the availability of net operating loss income tax carryforwards of approximately $13.1 million as of December 31, 1995, expiring in the years 2000 through 2009.

         Net income for the three months ended March 31, 1996 amounted to $117,274 compared with a net loss of $249,766 for the comparable period of the prior year. These improvements reflect the operating income of Quest (partially reduced by interest expense and income taxes) and the reduction in operating losses of the ADR business.

Liquidity and Capital Resources

         As of March 31, 1996, the Company had $159,456 in cash and short-term investments, compared to $39,358 as of December 31, 1995. As of March 31, 1996, the Company had working capital of $3,246,934, compared with working capital of $2,983,668 as of December 31, 1995.

         For the three months ended March 31, 1996, the net cash used in the Company's operating activities amounted to $29,721, principally reflecting cash requirements associated with increased accounts receivable and inventories associated with the business of Quest, as well as decreased accounts payable and accrued expenses. Such cash requirements were partially offset by a decrease in other receivables and profits generated by Quest. Corporate expenses and the operations of the Company's ADR business continued to use cash, although at a reduced rate compared with prior years. As previously discussed, the Company is continuing to evaluate its alternatives with respect to the future operations of the ADR business and there can be no assurance that the Company will continue its ADR operations.

         For the three months ended March 31, 1996, the net cash used in the Company's investing activities amounted to $27,681 for the acquisition of fixed assets, primarily computer equipment to support the continued growth of Quest's fastener distribution business. The Company does not have significant commitments for capital expenditures as of March 31, 1996 and no significant commitments are anticipated for 1996.

         For the three months ended March 31, 1996, the net cash provided by the Company's financing activities amounted to $177,500, which consists of advances drawn on its revolving credit facility of $315,000 less $137,500 of principal repaid on the term debt.

         At March 31, 1996, $1,262,500 was borrowed and outstanding under the revolving facility. The remaining amount of the $1,500,000 revolving facility, or $237,500, was fully available at March 31, 1996 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to: (i) 1.5% above the lender's prime rate should Quest's tangible net worth be less than or equal to $1,750,000; or (ii) 1.0% above the lender's prime rate should Quest's tangible net worth be in excess of $1,750,000. As of March 27, 1996, the interest rate on the amount outstanding under the revolving facility was 9.75%. In order to secure the obligations of Quest under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender and a major shareholder of the Company guaranteed the obligations of Quest under the loan agreement.

         The Company intends to identify and evaluate potential merger and acquisition candidates engaged in lines of business complementary to the fasteners and electronic hardware distribution business of Quest. While certain of such potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meets its obligations through 1996, exclusive of any cash requirements which may come about as a result of other business acquisitions.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Not applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUESTRON TECHNOLOGY, INC.


                                       (1)  Principal Executive Officer:

Date:       May 14,  1996                       /s/ Dominic A. Polimeni
            -------------                       --------------------------
                                                Dominic A. Polimeni
                                                Chief Executive Officer

                                       (2)  Principal Financial and Accounting
                                             Officer:

Date:       May 14,  1996                       /s/ Milton M. Adler
            -------------                       --------------------------
                                                Milton M. Adler
                                                Treasurer