Form 10QSB
period 1996-06-30
QUESTRON TECHNOLOGY INC
filed 1996-08-13
CIK 732152

UNITED STATES
																			SECURITIES AND EXCHANGE COMMISSION
																							Washington,  D. C.  20549
																							-------------------------

																														FORM 10-QSB

(Mark One)

			X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- -------
							EXCHANGE ACT OF 1934

																					For the quarterly period ended       June 30, 1996
																																																				--------------------------


								TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- -------
								EXCHANGE ACT OF 1934

																					For the transition period from             to
																																																				-----------     -----------




																						Commission File Number               0-13324
																																														---------------------------------


																											QUESTRON TECHNOLOGY, INC.
- -------------------------------------------------------------------------------
						(Exact name of small business issuer as specified in its charter)





															Delaware                                 23-2257354
- ---------------------------------             ---------------------------------
(State or other jurisdiction of                       (I.R.S Employer
incorporation or organization)                     Identification Number)

6400 Congress Avenue,  Suite 200,  Boca Raton,  FL           33487
- --------------------------------------------------   --------------------------
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

																				Yes     X                    No
																								---------                   ---------

					As of August 10,  1996,  the issuer had 15,354,842 shares of common stock,
$.0001 par value, outstanding.

																									QUESTRON TECHNOLOGY, INC.

																																	INDEX


																																																																																			Page No.
																																																																																--------------
PART I.         Financial Information

							Item 1.  Financial Statements (unaudited)

																					Consolidated Balance Sheet -
																					At June 30, 1996 and December 31, 1995                            3

																					Consolidated Statement of Operations -
																					Three Month and Six Month Periods Ended
																					June 30, 1996 and 1995                                            4

																					Consolidated Statement of Cash Flows -
																					Six Months Ended June 30, 1996 and 1995                           5

																					Notes to Consolidated Financial Statements                      6 - 7

							Item 2.  Management's Discussion and Analysis or Plan of Operation            8 - 11

PART II.        Other Information                                                      12

Signature Page                                                                         13



																							PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

																		QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
																									CONSOLIDATED BALANCE SHEET
																				JUNE 30,  1996 AND DECEMBER 31,  1995

																																			ASSETS

																																																																															June  30,          December 31,
																																																																																		1996                1995
																																																																												------------------  ------------------
Current assets:
			Cash and cash equivalents                                                $         289,575   $          39,358
			Accounts receivable, less allowance for
						doubtful accounts of $72,773 and $43,798, respectively                        1,397,113           1,347,128
			Other receivables                                                                   15,853              52,808
			Inventories                                                                      3,413,009           3,554,263
			Other current assets                                                                37,859              60,205
																																																																												------------------  ------------------

Total current assets                                                                5,153,409           5,053,762

Property and equipment - net                                                          421,048             418,980

Cost in excess of net assets of business acquired,
			less accumulated amortization of $216,825 and $131,203, respectively             6,780,684           6,866,305
Other assets                                                                          252,336              93,951
																																																																												==================  ==================

						Total assets                                                              $  12,607,477       $  12,432,998
																																																																												==================  ==================

																					LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
			Accounts payable and accrued expenses                                        $   1,256,879       $   1,520,094
			Current portion of long-term debt                                                  550,000             550,000
																																																																												------------------  ------------------

Total current liabilities                                                           1,806,879           2,070,094
Long-term debt                                                                      2,380,000           2,185,000
																																																																												------------------  ------------------


						Total liabilities                                                             4,186,879           4,255,094
																																																																												------------------  ------------------

Commitments and Contingencies

Shareholders' Equity:
			Preferred stock, $.01 par value; authorized 10,000,000
					shares; none issued and outstanding
			Common stock, $.0001 par value; authorized 50,000,000
					shares; issued and outstanding 15,473,335 shares in 1996 and 1995                   1,547              1,547
			Additional paid-in capital                                                       23,887,894         23,887,894
			Accumulated deficit                                                             (15,113,365)       (15,356,059)
																																																																												-------------------  -----------------
																																																																																					8,776,076          8,533,382
			Less: Treasury stock, 118,493 shares,  at cost                                     (355,478)          (355,478)
																																																																												-------------------  -----------------

Total shareholders' equity                                                           8,420,598          8,177,904
																																																																												-------------------  -----------------

Total liabilities and shareholders' equity                                       $  12,607,477      $  12,432,998
																																																																												===================  =================


																See notes to consolidated financial statements.

																		QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
																				CONSOLIDATED STATEMENT OF OPERATIONS
								THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30,  1996 AND 1995



																																																							Three Months Ended                      Six Months Ended
																																																												June 30,                                June 30,
																																															---------------------------------     ---------------------------------
																																																					1996               1995               1996               1995
																																															--------------     --------------     --------------     --------------
Revenue:
			Sales                                        $   2,848,086      $   2,357,607      $   5,615,223      $   2,357,607
			Fee income                                          40,550             73,273             91,913            180,364
																																																-------------      -------------      -------------      -------------
																																																				2,888,636          2,430,880          5,707,136          2,537,971
																																																-------------      -------------      -------------      -------------

Operating costs and expenses:
			Cost of products and services sold               1,691,449          1,403,105          3,366,936          1,472,440
			Selling, general & administration expenses         908,298            620,645          1,769,652            786,998
			Non-recurring charges                                   --                 --                 --            125,000
			Depreciation and amortization                       64,677             57,918            128,949             68,918
																																																-------------      -------------      -------------      -------------
																																																				2,664,424          2,081,668          5,265,537          2,453,356
																																																-------------      -------------      -------------      -------------

Operating income (loss)                               224,212            349,212            441,599             84,615

Interest expense                                       80,093             72,808            159,253             57,976
																																																-------------      -------------      -------------      -------------

Income before income taxes                            144,119            276,404            282,346             26,639
Provision for income taxes                             18,697             26,440             39,650             26,440
																																																-------------      -------------      -------------      -------------

Net income                                      $     125,422      $     249,964      $     242,696      $         199
																																																=============      =============      =============      =============


Net income per common share                            $  .01            $   .02             $  .02             $  .00
																																																=============      =============      =============      =============

Average number of common shares and
	common share equivalents outstanding              15,398,166         15,005,822         15,405,329         13,058,507
																																																=============      =============      =============      =============



																See Notes to Consolidated Financial Statements.

																		QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
																				CONSOLIDATED STATEMENT OF CASH FLOWS
																		SIX MONTHS  ENDED JUNE 30, 1996 AND 1995


																																																																	June 30,             June 30,
																																																																		1996                 1995
																																																															----------           ----------
Cash flows from operating activities:
		Net income (loss)                                            $  242,696           $      199
		Adjustments to reconcile net income (loss) to net
				cash to net cash used in operating activities:
						Depreciation and amortization                               128,949               68,918
						Provision for doubtful accounts                              28,975                   --
						Loss on sale of fixed assets                                  2,184                   --
		Change in assets and liabilities:
					(Increase) in accounts receivable                            (78,960)            (648,002)
					Decrease in other receivables                                 36,955                   --
					Decrease in inventories                                      141,254               92,723
					(Increase) decrease in prepaid expenses and other assets    (136,039)              85,979
					(Decrease) increase in accounts payable and accrued
	expenses                                                 (263,215)             (13,131)
																																																															----------           ----------
					Net cash provided(used) by operating activities              102,799             (413,314)

Cash flows from investing activities:
		Net cash consideration paid for acquired business                    --           (5,229,847)
		Proceeds from sale of fixed assets                                  280                   --
		Acquisition of property and equipment                           (47,862)             (65,270)
																																																															----------           ----------
					Net cash used for investing activities                       (47,582)          (5,295,117)
																																																															----------           ----------
Cash flows from financing activities:
		Proceeds from short-term borrowings                                  --              300,000
		Proceeds from borrowings under revolving facility               470,000              100,000
		Proceeds from borrowings under term loan facility                    --            2,200,000
		Proceeds from private placement                                      --            1,740,000
		Proceeds from exercise of stock options                              --              281,250
		Costs associated with private placement                              --             (238,039)
		Repayment of long-term debt                                    (275,000)            (137,500)
																																																															----------           ----------
					Net cash provided by financing activities                    195,000            4,245,711
																																																															----------           ----------

Increase (decrease) in cash and cash equivalents                  250,217           (1,462,720)

Cash and cash equivalents at beginning of period                   39,358            1,520,730
																																																															----------           ----------
Cash and cash equivalents at end of period                     $  289,575           $   58,010
																																																															==========           ==========



																See Notes to Consolidated Financial Statements.

																		QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
												NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
																			SIX MONTHS ENDED JUNE 30,  1996 AND 1995



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

		In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The consolidated balance sheet as of December 31, 1995 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

Note 3. Provision for restructuring.

		As a result of declining revenues of the Company's ADR business, stemming in part from increased competition, and the resultant historical losses, the Company undertook a plan of action to downsize and restructure its ADR business in order to establish a more acceptable relationship of expenses of that business to its revenues. The Company's operating results for the six month period ended June 30, 1995 includes a provision for restructuring of $125,000. More than $60,000 of such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business. The balance of the provision is associated with lease termination costs, the relocation of the ADR business to more suitable office space, forfeiture of security deposits, and other costs associated with the downsizing and restructuring of the ADR business. During August 1995, the Company relocated the ADR business to more suitable office space. The Company is evaluating its alternatives with respect to its ADR business, including the possible sale, disposition or discontinuance of the business.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

For the three month and six month periods ended June 30, 1996.

	The results of operations through June 30, 1996 include the operating results of Quest Electronic Hardware, Inc. ("Quest"), the Company's fasteners and electronic hardware distribution business, and the operating results of the Company's alternative dispute resolution ("ADR") business.

	The following summarizes the results of operations for each of the Company's businesses and corporate for the three month and six month periods ended June 30, 1996:


																																																																												Three months ended June 30, 1996
																																																																-----------------------------------------------------
																																																																			Quest          ADR        Corporate       Total
																																																																-----------   -----------   -----------   -----------
Revenue                                                          $2,848,086   $    40,550   $             $ 2,888,636

Costs and expenses                                                2,513,807        69,352        81,265     2,664,424
																																																																-----------   -----------   -----------   -----------

Operating income                                                    334,279       (28,802)      (81,265)      224,212

Interest expense                                                     79,912            --           181        80,093
																																																																-----------   -----------   -----------   -----------

Income (loss) before taxes                                          254,367       (28,802)      (81,446)      144,119

Tax provision                                                        18,697            --            --        18,697
																																																																===========   ===========   ===========   ===========

Net income (loss)                                               $   235,670   $   (28,802)  $   (81,446)  $   125,422
																																																																===========   ===========   ===========   ===========



																																																																														Six months ended June 30, 1996
																																																																-----------------------------------------------------
																																																																			Quest          ADR        Corporate       Total
																																																																-----------   -----------   -----------   -----------
Revenue                                                          $5,615,223   $    91,913   $             $ 5,707,136
Costs and expenses                                                4,966,255       138,891       160,391     5,265,537
																																																																-----------   -----------   -----------   -----------

Operating income                                                    648,968       (46,978)     (160,391)      441,599

Interest expense                                                    158,290            --           963       159,253
																																																																-----------   -----------   -----------   -----------

Income (loss) before taxes                                          490,678       (46,978)     (161,354)      282,346

Tax provision                                                        39,650            --            --        39,650
																																																																===========   ===========   ===========   ===========

Net income (loss)                                               $   451,028   $   (46,978)  $  (161,354)  $   242,696
																																																																===========   ===========   ===========   ===========




	The significant growth in the Company's revenues for the six months ended June 30, 1996 over the six months ended June 30, 1995 is due to the acquisition of Quest on March 31, 1995. Revenues for Quest were $2,848,086 and $5,615,223 for the three month and six month periods ended June 30, 1996, respectively, which represent a record level of revenues for the business. The growth in revenues of Quest is attributable to its expansion into the Austin, Texas market as well as growth in the other markets that it serves. The opening of a new branch in Austin is primarily directed at servicing Applied Materials, which signed a three-year Master Purchase Order and Sales Agreement with Quest on November 13, 1995. Revenues of the ADR business for the three month and six month periods ended June 30, 1996 declined 30% and 49%, respectively, compared with the comparable periods in the prior year. This decline reflects the Company's downsizing and restructuring of the ADR business in response to increased competition and historical losses. The Company is continuing to evaluate its alternatives with respect to the future operation of its ADR business, including the possible sale, disposition or discontinuance of the business.

	The Company's operating income was $224,212 for the three months ended June 30, 1996 compared with operating income of $349,212 for the comparable period of the prior year. The decline in operating income for the three month period ended June 30, 1996 compared with the comparable prior year period is primarily due to increased operating costs principally associated with Quest's expansion into the Austin market. Although the expansion into the Austin market has contributed to the record sales level achieved for the quarter, the sales levels expected from such expansion have not as yet been attained due to the pause in the semiconductor industry, which management believes to be temporary. Quest's operating cost structure, which will support a higher level of sales, is being evaluated by management to determine the need for any appropriate adjustments. For the six month period ended June 30, 1996, operating income was $441,599 compared with operating income of $84,615 for the comparable prior year period. The improvements over the six month period ended June 30, 1996 compared to the comparable prior year period are primarily due to the operating income achieved by Quest of $648,968. Quest's operating income of $334,279 and $648,968 for the three month and six month periods ended June 30, 1996 represent 12% of its revenues, a relationship which is slightly less than the historical performance of the business primarily due to increased operating costs relative to sales, which costs are principally associated with the opening of the Austin branch.

	Interest expense for the three month and six month periods ended June 30, 1996 amounted to $80,093 and $159,253, respectively, which principally reflects the cost of borrowings associated with the acquisition and operation of the fasteners and electronic hardware distribution business. For the comparable periods of the prior year, the Company's results include interest expense of $72,808 and $57,976, respectively.

	The provision for income taxes for the three month and six month periods ended June 30, 1996 principally reflects state income tax provisions for states in which Quest does business. The provision for income taxes also includes a minimal provision for federal income taxes for the federal alternative minimum tax. The Company is not expected to have a regular federal income tax liability for 1996, as a result of the availability of net operating loss income tax carryforwards of approximately $13.1 million as of December 31, 1995, expiring in the years 2000 through 2009.

	Net income for the three months ended June 30, 1996 amounted to $125,422 compared with net income of $249,964 for the comparable period of the prior year. This decline reflects the start-up costs and investment associated with Quest's expansion into Austin, Texas. Net income for the six months ended June 30, 1996 amounted to $242,696 compared with net income of $199 for the comparable period of the prior year. This improvement reflects the operating income of Quest (partially reduced by interest expense and income taxes) and the reduction in operating losses of the ADR business.

Liquidity and Capital Resources

	As of June 30, 1996, the Company had $289,575 in cash and short-term investments, compared to $39,358 as of December 31, 1995. As of June 30, 1996, the Company had working capital of $3,346,530, compared with working capital of $2,983,668 as of December 31, 1995.

	For the six months ended June 30, 1996, the net cash provided by the Company's operating activities amounted to $102,799, principally reflecting a decrease in inventory and other receivables, as well as the profits of Quest. Corporate expenses and the operations of the Company's ADR business continued to use cash, although at a reduced rate compared with prior years. As previously discussed, the Company is continuing to evaluate its alternatives with respect to the future operations of the ADR business and there can be no assurance that the Company will continue its ADR operations.

	For the six months ended June 30, 1996, the net cash used in the Company's investing activities amounted to $47,582 for the acquisition of fixed ssets, primarily computer and warehouse equipment to support the continued growth of Quest's fastener distribution business. The Company does not have significant commitments for capital expenditures as of June 30, 1996 and no significant commitments are anticipated for the remainder of 1996 and the first half of 1997.

	For the six months ended June 30, 1996, the net cash provided by the Company's financing activities amounted to $195,000, which consists of advances drawn on its revolving credit facility of $470,000 less $275,000 of principal repaid on the term debt.

	At June 30, 1996, $1,417,500 was borrowed and outstanding under the revolving facility. The remaining amount of the $1,500,000 revolving facility, or $82,500, was fully available at June 30, 1996 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to: (i) 1.5% above the lender's prime rate should Quest's tangible net worth be less than or equal to $1,750,000; or (ii) 1.0% above the lender's prime rate should Quest's tangible net worth be in excess of $1,750,000. As of June 26, 1996, the interest rate on the amount outstanding under the revolving facility was 9.75%. In order to secure the obligations of Quest under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender and a major shareholder of the Company guaranteed the obligations of Quest under the loan agreement.

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

																																										QUESTRON TECHNOLOGY, INC.


																																							(1)  Principal Executive Officer:


Date:  August 13,  1996                         /s/ Dominc A. Polimeni
							----------------                         -------------------------
																																																Dominic A. Polimeni
																																																Chief Executive Officer

																																							(2)  Principal Financial and Accounting
																																													Officer:


Date:  August 13,  1996                         /s/ Milton M. Adler
							----------------                         -------------------------
																																																Milton M. Adler
																																																Treasurer