Form 10QSB
period 1996-09-30
QUESTRON TECHNOLOGY INC
filed 1996-11-13
CIK 732152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549
                             _____________________

                                  FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-------
         EXCHANGE ACT OF 1934

                       For the quarterly period ended   September 30, 1996
                                                      ------------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-------
         EXCHANGE ACT OF 1934

                       For the transition period from           to
                                                      ---------     ---------




                       Commission File Number        0-13324
                                               -------------------

                           QUESTRON TECHNOLOGY, INC.
-------------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)




                Delaware                             23-2257354
----------------------------------       -----------------------------------
 (State or other jurisdiction of                (I. R. S. Employer
 incorporation or organization)               Identification Number)

6400 Congress Avenue,  Suite 200, Boca Raton,  FL         33487
-------------------------------------------------   -----------------------
  (Address of principal executive offices)                 (Zip Code)



                               (407) 241 - 5251
---------------------------------------------------------------------------
             (Issuer's telephone number,  including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X          No
                               -------          -------

    As of November 10, 1996, the issuer had 15,354,842 shares of common stock, $.0001 par value, outstanding.

                           QUESTRON TECHNOLOGY, INC.


                                     INDEX



                                                                            Page No.
                                                                         --------------
PART I.         Financial Information

       Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheet -
                At September 30, 1996 and December 31, 1995                     3

                Consolidated Statement of Operations -
                Three Month and Nine Month Periods Ended
                September 30, 1996 and 1995                                     4

                Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 1996 and 1995                   5

                Notes to Consolidated Financial Statements                    6 - 7

       Item 2.  Management's Discussion and Analysis or Plan of Operation     8 - 11


PART II.        Other Information                                            12 - 13

                Signature Page                                                  14

                                     2

                       PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

                   QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30,  1996 AND DECEMBER 31,  1995

                                  ASSETS

                                                                           September 30,         December 31,
                                                                               1996                 1995
                                                                        -------------------   ------------------
Current assets:
   Cash and cash equivalents                                            $          360,235    $          39,358
   Accounts receivable, less allowance for
      doubtful accounts of $50,773 and $43,798, respectively                     1,266,903            1,347,128
   Other receivables                                                                15,853               52,808
   Inventories                                                                   3,344,073            3,554,263
   Other current assets                                                             65,438               60,205
                                                                        -------------------   ------------------
Total current assets                                                             5,052,502            5,053,762

Property and equipment - net                                                       399,505              418,980
Cost in excess of net assets of business acquired,
   less accumulated amortization of $257,772 and $131,203, respectively          6,737,646            6,866,305
Other assets                                                                       324,886               93,951
                                                                        -------------------   ------------------
      Total assets                                                      $       12,514,539    $      12,432,998
                                                                        ===================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                $        1,187,137    $       1,520,094
   Current portion of long-term debt                                               550,000              550,000
                                                                        -------------------   ------------------
Total current liabilities                                                        1,737,137            2,070,094
Long-term debt                                                                   2,210,000            2,185,000
                                                                        -------------------   ------------------
      Total liabilities                                                          3,947,137            4,255,094
                                                                        -------------------   ------------------

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value; authorized 10,000,000
     shares; none issued and outstanding                                                --                   --
   Common stock, $.0001 par value; authorized  50,000,000
     shares; issued and outstanding 15,473,335 shares in 1996 and 1995               1,547                1,547
   Additional paid-in capital                                                   23,887,894           23,887,894
   Accumulated deficit                                                         (14,966,561)         (15,356,059)
                                                                        -------------------   ------------------
                                                                                 8,922,880            8,533,382
   Less: Treasury stock, 118,493 shares,  at cost                                 (355,478)            (355,478)
                                                                        -------------------   ------------------

Total shareholders' equity                                                       8,567,402            8,177,904
                                                                        -------------------   ------------------
Total liabilities and shareholders' equity                              $       12,514,539    $      12,432,998
                                                                        ===================   ==================


                See notes to consolidated financial statements.

                   QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,  1996 AND 1995




                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                              ---------------------------------     --------------------------------
                                                    1996               1995               1996              1995
                                              --------------     --------------     --------------    --------------
Revenue:
   Sales                                      $    2,525,884          2,324,795          8,141,107         4,682,402
   Fee income                                         31,920             45,991            123,833           226,355
                                              --------------     --------------     --------------    --------------
                                                   2,557,804          2,370,786          8,264,940         4,908,757

Operating costs and expenses:
   Cost of products and services sold              1,487,566          1,344,562          4,854,502         2,817,002
   Selling, general & administration expenses        773,742            646,191          2,543,394         1,442,705
   Non-recurring charges                                  --                 --                 --           125,000
   Depreciation and amortization                      64,580             60,514            193,529           119,916
                                              --------------     --------------     --------------    --------------
                                                   2,325,888          2,051,267          7,591,425         4,504,623
                                              --------------     --------------     --------------    --------------
Operating income                                     231,916            319,519            673,515           404,134

Interest expense                                      75,378             72,526            234,631           130,502
                                              --------------     --------------     --------------    --------------
Income before income taxes                           156,538            246,993            438,884           273,632
Provision for income taxes                             9,733             18,075             49,383            44,515
                                              --------------     --------------     --------------    --------------

Net income                                    $      146,805            228,918            389,501           229,117


Net income per common share                           $  .01             $  .02             $  .03            $  .02
                                              ==============     ==============     ==============    ==============
Average number of common shares and
 common share equivalents outstanding             15,382,142         15,005,822         15,399,846        13,707,612
                                              ==============     ==============     ==============    ==============


                See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS  ENDED SEPTEMBER 30, 1996 AND 1995


                                                                  September 30,            September 30,
                                                                      1996                     1995
                                                                  -------------            -------------
Cash flows from operating activities:
  Net income                                                      $     389,501            $     229,117
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                     193,529                  119,916
      Provision for doubtful accounts                                     6,975                       --
      Loss on sale of fixed assets                                        2,184                       --
  Change in assets and liabilities:
     Decrease (increase) in accounts recievable                          73,250                 (722,907)
     Decrease in other receivables                                       36,955                       --
     Decrease (increase) in inventories                                 210,190                 (154,861)
     (Increase) decrease in prepaid expenses and other assets          (236,168)                  24,170
     (Decrease) increase in accounts payable and accrued expenses      (332,957)                 147,538
                                                                  -------------            -------------
     Net cash provided (used) by operating activities                   343,459                 (357,027)

Cash flows from investing activities:
  Net cash consideration paid for acquired business                          --               (5,229,847)
  Proceeds from sale of fixed assets                                        280                       --
  Acquisition of property and equipment                                 (47,862)                (138,692)
                                                                  -------------            -------------
     Net cash used for investing activities                             (47,582)              (5,368,539)

Cash flows from financing activities:
  Proceeds from short-term borrowings                                        --                  300,000
  Proceeds from borrowings under revolving facility                     437,500                  216,000
  Proceeds from borrowings under term loan facility                          --                2,200,000
  Proceeds from private placement                                            --                1,740,000
  Proceeds from exercise of stock options                                    --                  281,250
  Costs associated with private placement                                    --                 (238,039)
  Repayment of long-term debt                                          (412,500)                (275,000)
                                                                  -------------            -------------
     Net cash provided by financing activities                           25,000                4,224,211

Increase (decrease) in cash and cash equivalents                        320,877               (1,501,355)

Cash and cash equivalents at beginning of period                         39,358                1,520,730
                                                                  -------------            -------------
Cash and cash equivalents at end of period                        $     360,235            $      19,375
                                                                  =============            =============




                See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



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

           In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The consolidated balance sheet as of December 31, 1995 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Note 2.   Acquisition of electronic hardware distribution business.

           On March 31, 1995, the Company acquired Quest Electronic Hardware, Inc. ("Quest"), a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers, in exchange for 3,872,000 shares of the Company's common stock. Simultaneously, the Company contributed to Quest cash of $2,850,000 as additional paid-in capital and Quest purchased the fasteners distribution business from Arrow Electronics, Inc. ("Arrow") for net cash consideration of $5,229,847. In connection with these transactions, the company recorded $6,503,837 of cost in excess of net assets of the business acquired. The adoption of Statement of Accounting Financial Standards No. 121, Accounting for the Impairment of Long-Lived Assets would not currently and is not expected in future to have a material impact on the Company's Financial Statements.

Note 3.   Provision for restructuring.

          As a result of declining revenues of the Company's ADR business, stemming in part from increased competition, and the resultant historical losses, the Company undertook a plan of action to downsize and restructure its ADR business in order to establish a more acceptable relationship of expenses of that business to its revenues. The Company's operating results for the three month and nine month periods ended September 30, 1995 include a provision for restructuring of $125,000. More than $60,000 of such provision is attributable to the write-off of fixed assets and idle equipment associated with the downsizing of the ADR business. The balance of the provision is associated with lease termination costs, the relocation of the ADR business to more suitable office space, forfeiture of security deposits, and other costs associated with the downsizing and restructuring of the ADR business. During August 1995, the Company relocated the ADR business to more suitable office space. The Company is evaluating its alternatives with respect to its ADR business, including the possible sale, disposition or discontinuance of the business.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For  the  three month and nine month periods ended September 30, 1996.

      The results of operations through September 30, 1996 include the operating results of Quest Electronic Hardware, Inc. ("Quest"), the Company's fasteners and electronic hardware distribution business, and the operating results of the Company's alternative dispute resolution ("ADR") business.

      The following summarizes the results of operations for each of the Company's businesses and corporate for the three month and nine month periods ended September 30, 1996:


                                   Three months ended September 30, 1996
                           --------------------------------------------------
                              Quest         ADR       Corporate      Total
                           -----------  -----------  -----------  -----------
Revenue                    $ 2,525,884  $    31,920  $        --  $ 2,557,804
Costs and expenses           2,201,645       57,212       67,031    2,325,888
                           -----------  -----------  -----------  -----------
Operating income (loss)        324,239      (25,292)     (67,031)     231,916
Interest expense                75,095           --          283       75,378
                           -----------  -----------  -----------  -----------
Income (loss) before taxes     249,144      (25,292)     (67,314)     156,538
Tax provision                    9,733           --           --        9,733
                           -----------  -----------  -----------  -----------
Net income (loss)          $   239,411      (25,292)     (67,314)     146,805
                           ===========  ===========  ===========  ===========

                                   Nine months ended September 30, 1996
                           --------------------------------------------------
                              Quest         ADR       Corporate      Total
                           -----------  -----------  -----------  -----------
Revenue                    $ 8,141,107  $   123,833  $        --  $ 8,264,940
Costs and expenses           7,167,900      196,103      227,422    7,591,425
                           -----------  -----------  -----------  -----------
Operating income (loss)        973,207      (72,270)    (227,422)     673,515
Interest expense               233,385           --        1,246      234,631
                           -----------  -----------  -----------  -----------
Income (loss) before taxes     739,822      (72,270)    (228,668)     438,884
Tax provision                   49,383           --           --       49,383
                           -----------  -----------  -----------  -----------
Net income (loss)          $   690,439  $   (72,270) $  (228,668) $   389,501


      The significant growth in the Company's revenues for the nine months ended September 30, 1996 over the nine months ended September 30, 1995 is due to the acquisition of Quest on March 31, 1995. Revenues for Quest were $2,525,884 and $8,141,107 for the three month and nine month periods ended September 30, 1996, respectively. The nine month sales level of more than $8 million represents a record level of revenues for the business. The growth in revenues of Quest is attributable to its expansion into the Austin, Texas market as well as growth in the other markets that it serves. The opening of a new branch in Austin is primarily directed at servicing Applied Materials, which signed a three-year Master Purchase Order and Sales Agreement with Quest on November 13, 1995. Revenues of the ADR business for the three month and nine month periods ended September 30, 1996 declined 31% and 45%, respectively, compared with the comparable periods in the prior year. This decline reflects the Company's downsizing and restructuring of the ADR business in response to increased competition and historical losses. The Company is continuing to evaluate its alternatives with respect to the future operation of its ADR business, including the possible sale, disposition or discontinuance of the business.

      The Company's operating income was $231,916 for the three months ended September 30, 1996 compared with operating income of $319,519 for the comparable period of the prior year. The decline in operating income for the three month period ended September 30, 1996 compared with the comparable prior year period is primarily due to increased operating costs associated with Quest's expansion into the Austin market coupled with an 11% decline in sales from the immediately preceding quarter as a result of the recent pause in the semiconductor industry, which management believes to be temporary. In August 1996, Quest reduced its costs of operations to a level more consistent with this reduced level of sales. Management believes that once the semiconductor industry rebounds, which recent months suggest is beginning to occur, Quest will be able to restore an increased level of sales. For the nine month period ended September 30, 1996, operating income was $673,515 compared with operating income of $404,134 for the comparable prior year period. The improvements over the nine month period ended September 30, 1996 compared to the comparable prior year period are primarily due to the operating income achieved by Quest of $973,207 compared with operating income from Quest of $692,003 for the comparable prior year period. Quest's operating income of $324,239 and $973,207 for the three month and nine month periods ended September 30, 1996 represent approximately 12% of its revenues, a relationship which is slightly less than the historical performance of the business primarily due to increased operating costs relative to sales, which costs are principally associated with the opening of the Austin branch.

      Interest expense for the three month and nine month periods ended September 30, 1996 amounted to $75,378 and $234,631, respectively, which principally reflects the cost of borrowings associated with the acquisition and operation of the fasteners and electronic hardware distribution business. For the comparable periods of the prior year, the Company's results include interest expense of $72,526 and $130,502, respectively.

      The provision for income taxes for the three month and nine month periods ended September 30, 1996 principally reflects state income tax provisions for states in which Quest does business. The provision for income taxes also includes a minimal provision for federal income taxes for the federal alternative minimum tax. The Company is not expected to have a regular federal income tax liability for 1996, as a result of the availability of net operating loss income tax carryforwards of approximately $13.1 million as of December
31, 1995, expiring in the years 2000 through 2009.

      Net income for the three months ended September 30, 1996 amounted to $146,805 compared with net income of $228,918 for the comparable period of the prior year. This decline reflects the start-up costs and investment associated with Quest's expansion into Austin, Texas. Due to the recent pause in the semiconductor industry, the investment in the Austin market has yet to provide the anticipated results of such an expansion. Net income for the nine months ended September 30, 1996 amounted to $389,501 compared with net income of $229,117 for the comparable period of the prior year. This improvement reflects the operating income of Quest (partially reduced by interest expense and income taxes) and the reduction in operating losses of the ADR business.

Liquidity and Capital Resources

      As of September 30, 1996, the Company had $360,235 in cash and short-term investments, compared to $39,358 as of December 31, 1995. As of September 30, 1996, the Company had working capital of $3,315,365, compared with working capital of $2,983,668 as of December 31, 1995.

      For the nine months ended September 30, 1996, the net cash provided by the Company's operating activities amounted to $343,459, principally reflecting the profits of Quest and a decrease in inventory and other receivables, offset in part by the decrease in accounts payable and accrued expenses and the increase in other assets. Corporate expenses and the operations of the Company's ADR business continued to use cash, although at a reduced rate compared with prior years. As previously discussed, the Company is continuing to evaluate its alternatives with respect to the future operations of the ADR business and there can be no assurance that the Company will continue its ADR operations.

      For the nine months ended September 30, 1996, the net cash used in the Company's investing activities amounted to $47,582 for the acquisition of fixed assets, primarily computer and warehouse equipment to support the continued growth of Quest's fastener distribution business. The Company does not have significant commitments for capital expenditures as of September 30, 1996 and no significant commitments are anticipated for the remainder of 1996 and the first half of 1997.

      For the nine months ended September 30, 1996, the net cash provided by the Company's financing activities amounted to $25,000, which consists of advances drawn on its revolving credit facility of $437,500 less $412,500 of principal repaid on the term debt.

      At September 30, 1996, $1,385,000 was borrowed and outstanding under the revolving facility. The remaining amount of the $1,500,000 revolving facility, or $115,000, was fully available at September 30, 1996 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to: (i) 1.5% above the lender's prime rate should Quest's tangible net worth be less than or equal to $1,750,000; or (ii) 1.0% above the lender's prime rate should Quest's tangible net worth be in excess of $1,750,000. As of October 27, 1996, the interest rate on the amount outstanding under the revolving facility was 9.25%. In order to secure the obligations of Quest under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into guarantee and stock pledge agreements with the lender whereby the Company guaranteed the obligation of Quest under the loan agreement and pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender and a major shareholder of the Company also guaranteed the obligations of Quest under the loan agreement.

      The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in lines of business complementary to the fasteners and electronic hardware distribution business of Quest. The Company recently announced that it has signed a letter of intent with a distributor of fasteners and electronic hardware in the New England market, with annual sales of approximately $8 million, relating to the possible acquisition of such distributor.

      The Company also recently announced that it has signed a letter of intent relating to a proposed public offering of its securities (the "Offering"). The proposed Offering is anticipated to consist of units comprised of: (i) newly issued shares of the Company's preferred stock which are convertible into shares of Common Stock; and (ii) warrants to purchase shares of Common Stock. The proposed Offering, which will be made only by means of a prospectus, is anticipated to occur in early 1997 and to generate gross proceeds of approximately $6 million. These proceeds will be used primarily to fund the cash portion of the purchase price for the proposed acquisition in New England and to retire debt.

      The letter of intent with the New England based distributor of fasteners and electronic hardware referred to above is subject to a number of conditions, including satisfactory completion of due diligence and the execution of a definitive agreement. The consideration for such proposed acquisition would consist of cash representing a portion of the net proceeds of the Offering and newly issued securities of the Company. There can be no assurance that an agreement relating to such proposed acquisition can be successfully negotiated or that such transaction and the proposed Offering can be successfully completed.

      Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meet its obligations through 1996, exclusive of any cash requirements of the proposed New England acquisition or which may come about as a result of other business acquisitions.

                          PART II  -  OTHER INFORMATION


Item  1.  LEGAL PROCEEDINGS

          Not applicable.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Item 5.   OTHER INFORMATION

     On November 12, 1996, the Company announced that it had filed preliminary proxy materials with the Securities and Exchange Commission in connection with its upcoming Annual Meeting of Shareholders scheduled to held in December. Among the proposals put forth by the Company's Board for a vote by its shareholders were the approval of a one-for-ten reverse stock split of its issued and outstanding common stock and the approval of reductions in the authorized common stock and preferred stock in view of the proposed reverse stock split. In addition, shareholders will be asked to vote for the election of Directors, approval of the 1996 Stock Option Plan, and the ratification of the appointment of auditors. The Company said that the appropriate proxy materials will be distributed in due course.

      The Company also announced that it has signed a letter of intent relating to a proposed public offering of its securities (the "Offering") and a letter of intent with a distributor of fasteners and electronic hardware in the New England market, with annual sales of approximately $8 million, relating to the possible acquisition of such distributor. The letter of intent related to the proposed acquisition is subject to a number of conditions, including satisfactory completion of due diligence and the execution of a definitive agreement. The consideration for such proposed acquisition would consist of cash representing a portion of the net proceeds of the Offering and newly issued securities of the Company.

      The proposed Offering is anticipated to consist of units comprised of:
(i) newly issued shares of the Company's preferred stock which are to be convertible into shares of Common Stock; and (ii) warrants to purchase shares of Common Stock. The proposed Offering, which will be made only by means of a prospectus, is anticipated to occur in early 1997 and to generate gross proceeds of approximately $6 million. These proceeds will be used primarily to fund the cash portion of the purchase price for the proposed acquisition and to retire debt. There can be no assurance, however, that an agreement relating to such proposed acquisition can be successfully negotiated or, if negotiated, that such transaction, as well as the proposed Offering, can be successfully completed.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 QUESTRON TECHNOLOGY, INC.


                            (1)  Principal Executive Officer:

Date:  November 13, 1996            /s/ Dominc A. Polimeni
                                    ----------------------
                                    Dominic A. Polimeni
                                    Chief Executive Officer

                            (2)  Principal Financial and Accounting
                                  Officer:

Date:  November 13, 1996            /s/ Milton M. Adler
                                    -------------------
                                    Milton M. Adler
                                    Treasurer