Form 10KSB
period 1996-12-31
QUESTRON TECHNOLOGY INC
filed 1997-03-31
CIK 732152

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-KSB

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (Fee Required)

                              For the fiscal year ended December 31, 1996

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required)




       For the transition period from _______________ to _______________

                         Commission file number 0-13324

                           QUESTRON TECHNOLOGY, INC.
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                               23-2257354
--------------------------------           -----------------------
  (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)           Identification Number)

6400 Congress Avenue, Suite 200A, Boca Raton, FL                  33487
------------------------------------------------        ----------------------
   (Address of principal executive offices))                    (Zip Code)

Issuer's telephone number:  (561) 241 - 5251
                            ----------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 Par Value
------------------------------------------------------------------------------
                                (Title of class)

      Units, Consisting of One Share of the Company's Series B Convertible
        Preferred Stock and One Series IV Common Stock Purchase Warrant
------------------------------------------------------------------------------
                                (Title of class)

              Series B Convertible Preferred Stock, $.01 Par Value
------------------------------------------------------------------------------
                                (Title of class)

                    Series IV Common Stock Purchase Warrant
------------------------------------------------------------------------------
                                (Title of class)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      YES   X        NO
               ----         ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.
                                                                       ----

         State issuer's revenues for its most recent fiscal year. The Company's revenues for calendar year 1996 were $11,036,142.

         As of March 21, 1997, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $6,181,719. In addition, as of March 21, 1997, the aggregate market value of Units, each consisting of One Series B Convertible Preferred Stock and One Series IV Common Stock Purchase Warrant, was $12,218,750.

         As of March 21, 1997, there were 1,535,484 shares of the issuer's Common Stock and 1,150,000 shares of the issuer's Series B Convertible Preferred Stock outstanding.

Transitional Small Business Disclosure Format:   YES        NO   X
                                                    ----        ----

                                  PART I

ITEM 1.  BUSINESS.

Reverse Stock Split

         At the 1996 Annual Meeting of Shareholders held on December 27, 1996, the shareholders approved a one-for-ten reverse stock split. Unless otherwise indicated, the information contained herein gives effect to the one-for-ten reverse stock split of the issued and outstanding Common Stock and the reduction in the authorized number of shares of Common Stock from 50,000,000 to 20,000,000.

Change of Name

         At a Special Meeting of Shareholders held on April 2, 1996, the shareholders of Judicate, Inc. approved the change of the Corporation's name to Questron Technology, Inc. (the "Company" or "Questron"). The Board of Directors of the Company believes that the change of name from Judicate, Inc. to Questron Technology, Inc. more accurately reflects the change in focus and strategic direction of the Company's business of supplying low technology products to high technology industries through its wholly-owned subsidiary Quest Electronic Hardware, Inc. ("Quest"). The Company, through its wholly-owned subsidiary Judicate of Philadelphia, Inc. ("Judicate"), continues to provide alternative dispute resolution services ("ADR") to its clients.

Background

         The Company was incorporated in Delaware in 1983 to provide a broad range of ADR services, including non-binding mediations and binding arbitrations to assist private parties in settling civil disputes. The increasing awareness of ADR by the legal community and the resulting publicity fostered a substantial number of competitors in the Company's marketing areas. These competitive pressures adversely affected the profitability of the business and Judicate, Inc. experienced substantial cash flow deficits and operating losses. In September 1993, the Company instituted a vigorous cost reduction program with a goal of establishing appropriate cost relationships with revenues. This led to substantial downsizing of its activities, and by December 31, 1994, all of Judicate, Inc.'s services and operations were handled by Judicate of Philadelphia, Inc. (a wholly-owned subsidiary) and the business was operating with a substantially reduced staff of administrative and sales personnel.

         The foregoing caused the Company to explore acquisition opportunities in unrelated lines of business, and in November 1994, the Company announced that it had agreed to acquire a fasteners and electronic hardware distribution business.

         On March 31, 1995 the Company acquired 100% of the stock of Quest Electronic Hardware, Inc. ("Quest"), a fasteners and electronic hardware distribution business, in exchange for a 25% interest in the Company on a fully diluted basis. The acquisition was completed pursuant to a Share Acquisition Agreement (the "Share Agreement") dated November 29, 1994, by and among Gulfstream Financial Group, Inc., a Florida corporation ("Gulfstream"), Phillip D. Schwiebert, an individual ("Schwiebert"), Quest and the Company. Pursuant to the Share Agreement, the Company issued to Gulfstream and Schwiebert (the sole stockholders of Quest) 384,409 newly issued, fully-paid and non-assessable shares of Common Stock of the Company, in exchange for all of the issued and outstanding shares of common stock of Quest owned by such stockholders. As required by the Share Agreement, these shares represented 25% of the outstanding Common Stock of the Company on a fully diluted basis. The Company has accounted for the acquisition of Quest using the purchase method of accounting.

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

         Under the Loan and Security Agreement, dated March 31, 1995, by and between Quest and Silicon Valley Bank (the "Loan Agreement"), Quest borrowed $2.2 million to partially fund the acquisition of the Fasteners Business. In order to secure the obligations of Quest under the Loan Agreement, the Company entered into a Stock Pledge Agreement, dated March 31, 1995, with Silicon Valley Bank (the "Bank") . Under the terms of said agreement, the Company pledged to the Bank the shares of capital stock of Quest which the Company held at such date and in which the Company may thereafter acquire an interest. In connection with a subsequent increase in the amount which may be borrowed by Quest under the Revolving Facility of the Loan Agreement, the Company entered into a guarantee agreement whereby the Company guaranteed the obligation of Quest under the Loan Agreement. In addition, Quest granted a security interest in substantially all of its assets to the Bank. In addition, Quest's obligations under the Loan Agreement have been guaranteed by Gulfstream.

         Approximately $1.5 million of the funds used for the purchase of the Fasteners Business were provided from the proceeds of the sale by the Company of 116,000 shares of Common Stock at a purchase price of $15.00 per share to a group of subscribers in a private placement. The balance of the cash portion of the purchase price for the Fasteners Business was provided by available cash.

         Pursuant to a Management Advisory and Consulting Agreement, dated November 29, 1994, between the Company and Gulfstream, Gulfstream acts as an advisor and consultant to the Company and Quest, and also provides certain administrative services to the companies. In addition, pursuant to an Exchange Agreement, dated November 8, 1996, upon the attainment of certain earnings targets for the Company, Gulfstream will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant (See Item 11 - "Exchange Agreement").

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

         Pursuant to an Employment Agreement, dated November 29, 1994, by and between Quest and Schwiebert, Quest agreed to employ Schwiebert, and Schwiebert agreed to serve, as President and Chief Operating officer of Quest for a period of five (5) years unless terminated pursuant to the terms of said agreement. In addition, pursuant to an Exchange Agreement, dated November 8, 1996, upon the attainment of certain earnings targets for the Company, Schwiebert will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant (See Item 11 - "Exchange Agreement").

         On March 10, 1997 the Company completed an offering of 1,150,000 Units at a price of $6.00 per unit. Each Unit consisted of one share of the Company's Series B Convertible Preferred Stock and one redeemable Series IV Common Stock Purchase Warrant of the Company. The net proceeds of this offering were used in part by the Company to acquire the business of Comp Ware, Inc., a Delaware corporation which does business as Webb Distribution ("Webb") - (See "Webb Distribution" below). The remaining amount of net proceeds was used to pay down debt of Webb and the Company, with any additional remaining amounts retained by the Company for working capital.


QUEST ELECTRONIC HARDWARE, INC. ("QUEST")

         Quest is a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers. The business serves customers in the high technology electronic equipment manufacturing industry, including leading computer, telecommunications, and medical instrumentation companies. Prior to Quest's acquisition from Arrow, the fasteners business had operated as a distributor of fasteners and electronic hardware for more than twenty years.

         Management believes that Quest has the opportunity to become a significant participant in a very fragmented industry dominated by so called "mom and pop" type operations. Management's goal is to expand the business through a combination of continued penetration of existing markets, expansion into new markets (including geographic expansion), and acquisitions.

     Approximately 50% of Quest's sales are of industrial fasteners, 10% are of "spacers" and "standoffs" (products used in conjunction with fasteners), and the remaining sales are divided among a variety of products, including plastic components, cable ties and accessories, drawer slides, connectors, and design/prototype components. The demand for products offered by Quest is relatively stable, with minimal technological change.

     Quest has developed a customer base consisting of over 250 active customers. These customers demand quality service and in many cases are willing to pay premium prices. Over 95% of Quest's sales are recurring sales to existing customers. Currently, the business is concentrated in California, Texas, Colorado and Nevada; however, Quest, principally through the Company's acquisition of Webb, is beginning to expand its business into the eastern U.S.

Markets

         Quest's sales have increased at a compound annual growth rate of 17% over the past four years. This sales growth was achieved principally from word-of-mouth referrals without the benefit of a comprehensive marketing program or geographic expansion. Management believes that Quest's future growth will be achieved by implementing a comprehensive marketing plan, including the present strategy of adding marketing programs responsive to customer's specific requirements (e.g., bin replenishment programs), further penetration of existing accounts, identification of new accounts, geographic expansion, and acquisitions.

         Management estimates that the total U.S. market for fasteners and related products is divided into two major segments: large manufacturers of fasteners, who supply large industrial users directly; and distributors, who service smaller industrial users. Such distributors, however, are increasingly supplying larger accounts that can no longer be serviced effectively by the manufacturers. The distribution side consists of distributors who provide a rapid response capability to service customer needs and assist in selecting appropriate fasteners. As a distributor, Quest's business falls into this latter category, providing such services as bin stock replenishment programs.

Competition

         Quest principally competes with a number of small distributors located within the markets it serves and, to a lesser extent, its own suppliers. There are a small number of larger companies serving regional geographic markets that also compete directly with Quest. Fasteners distribution is very fragmented in terms of customers served, as well as the products carried. Such fragmentation allows Quest to conduct its business with service and support being more important to its customers than product price. This fragmented market also provides an opportunity for industry consolidation through acquisitions where meaningful economies of scale can be achieved, thereby increasing the profits of any consolidating survivors.

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

Customers

         Most of Quest's customers require delivery of products on schedules which are generally not available on direct purchases from the manufacturer or involve orders of insufficient size to be placed directly with the manufacturer. The ten largest customers account for approximately 50% of Quest's sales, with no one customer contributing more than 16%.

Organization, Management and Employees

         Quest has a total of 44 employees, which include sales, purchasing, marketing, accounting, operations and warehouse personnel. Quest's employees are not covered by any collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

         Quest uses its computer systems for accounting, inventory management and order processing. All of Quest's transactions, which include order processing, invoicing, and inventory receiving and shipping, are processed locally by employees through their local computer system. The local system permits each of the locations to process all of the their transactions as if each location were an independent company. All order entry and shipping is handled from the respective locations. Periodically, the transactions from each local system are consolidated into a central computer system where all billing, credit and collection functions are centralized and controlled by Quest from its headquarters location in Boca Raton, Florida. In addition, general accounting, payable and receivable functions, and related accounting reports are produced in Boca Raton, Florida, from data generated by Quest's computer system which reflect the transactions processed by each of the locations. Similarly, Quest's payroll is processed centrally through a payroll service. Quest is covered by its own insurance policies.

WEBB DISTRIBUTION

         Webb Distribution, Inc. was incorporated in the State of Connecticut in May 1989 as a distributor of electronic hardware fasteners and components. In February 1995, Webb Distribution, Inc. was merged into Comp Ware, Inc., a newly created Delaware corporation, in a migratory merger and currently conducts business under the name Webb Distribution. The business is concentrated in the New England area. The Company's principal executive offices are located at 2 Lowell Avenue, Winchester, MA 08190.

         The business of Webb is substantially similar to the business of Quest, serving customers in the high technology equipment manufacturing industry. Webb serves a variety of different markets on both a direct order basis and in providing services such as bin stock replenishment. Along with serving the original equipment manufacturers markets, Webb also serves industrial, military, sheet metal and metal fabrication industries.

         With over 300 suppliers and many product categories and types, Webb does not regard any one supplier of products as essential to its operations. Webb, through its suppliers, is able to serve many market segments, as evidenced by its more than 800 active industrial, commercial and military customers.

         Webb's annual sales amounted to $7.8 million for the year ended December 31, 1995 and $7.9 million for the year ended December 31, 1996.

         Webb has a total of 28 employees, which include sales, purchasing, marketing, accounting, operations and warehouse personnel. Webb's employees are not covered by any collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

         On March 10, 1997, the Company acquired 100% of the stock of Comp Ware, Inc. d/b/a Webb Distribution ("Webb"), a privately owned company. The purchase price of Webb consisted of:

                  (i) 1,500,000 Series IV Warrants (the "Webb Warrants") issued to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement;

                  (ii)     $3,250,000 in cash;

                  (iii) Note A in the amount of $375,000. Principal and interest at the rate of 10% are due and payable 18 months from the Effective Date; and

                  (iv) Note B in the amount $375,000. Principal and interest at the rate of 10% are payable monthly over five years from the Effective Date.

         The Company's obligations under the Notes may be reduced on a dollar for dollar basis in the event and to the extent that the former majority stockholder receives net proceeds greater than $375,000 from a sale of the Webb Warrants. In addition, the Notes will be canceled in the event that the Underwriter releases the lock-up in connection with a proposed transaction to sell the Webb Warrants and the majority stockholder of Webb declines to sell such warrants following such release.

         Such acquisition was effected pursuant to a Stock Purchase Agreement dated as of December 16, 1996. The Company will account for such acquisition using the purchase method of accounting.

         The proceeds from the above Offering were used in part to finance the cash portion of the purchase price of Webb. The remaining cash ($2,353,000) was used to repay the outstanding balance on Quest's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($603,000) retained by the Company for working capital.


JUDICATE OF PHILADELPHIA, INC. ("JUDICATE")

         The Company also provides alternative dispute resolution ("ADR") services through its wholly owned subsidiary Judicate of Philadelphia, Inc. ("Judicate"). Judicate's ADR services afford an alternative to the often overburdened public courts and to existing lay arbitration forums. Judicate's arbitrations and mediations are heard by the judges currently on Judicate's judicial panel ("Company Judges"). Company Judges are independent contractors who make their services available to Judicate on a case-by-case basis. Compensation to the Company Judges is based on the number of proceedings conducted and the length of time of such proceedings. The Company Judges can discontinue service on the judicial panel at any time and may provide services to competing ADR providers. In addition, Judicate maintains a panel of non-judicial arbitrators and mediators (almost exclusively practicing attorneys) to hear its disputes.

         As of March 21, 1997, Judicate employed three full-time persons; one in an executive position and two in sales, marketing, administrative, and clerical activities. As of that date, Judicate had approximately 600 Company Judges listed on its National Panel of Judges, enabling Judicate to offer dispute resolution services in all 50 states, the District of Columbia, Puerto Rico and the United States Virgin Islands. In addition, Judicate has compiled a panel of 90 Company Neutrals (almost exclusively practicing attorneys), to preside over its commercial mediations and arbitrations. The Company Judges and Company Neutrals are independent contractors and are not employees of the Company. Judicate's employees are not covered by any collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

         Questron Technology, Inc., in the aggregate of all its businesses, has a total of 75 employees.

ITEM 2.  PROPERTIES.

         The Company is headquartered at 6400 Congress Avenue, Suite 200A, Boca Raton, Florida 33487.

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

         Total rent expense for Quest amounted to $217,923 in 1996. The aggregate minimum rental commitments under all non-cancelable operating leases for the year ending December 31, 1997 is $184,812.

ITEM 3.  LEGAL PROCEEDINGS.


         Neither the Company nor Webb is a party to any material legal proceedings and to the best of the Company's belief, none is contemplated or has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 27, 1996, at the Annual Meeting of Shareholders, the shareholders of the Company elected the following Directors and approved the following proposals put forth by management and the Board of Directors (the number of shares below are after giving effect to the one-for-ten reverse stock split):

Election of Directors:



                                                                                   For                 Withheld
                                                                            ------------------    -------------------
      Milton M. Adler                                                               1,413,406                 13,858
      Robert V. Gubitosi                                                            1,413,406                 13,857
      Mitchell Hymowitz                                                             1,413,406                 13,857
      William McSherry, Jr.                                                         1,413,406                 13,858
      Dominic A. Polimeni                                                           1,413,406                 13,858





                                                                                Affirmative         Negative
                                 Proposal                                          Votes             Votes           Abstained
     -----------------------------------------------------------------        ----------------  ----------------- -----------------

     To amend the Company's certificate of incorporation to effect a one-for ten reverse split of the Company's outstanding common stock (requires affirmative votes of 50% of the
       outstanding common stock)                                                  1,263,013             59,697           104,553

     To amend the Company's certificate of incorporation to decrease the number of authorized shares of common stock of the Company to
       20,000,000 shares (requires affirmative votes of 50% of the outstanding common stock)
                                                                                  1,270,106             25,041           132,117

     To approve the Company's 1996 Stock Option Plan (requires
     affirmative votes of 50% of the votes cast)                                    572,321            112,850           742,093

     To ratify the appointment of Moore Stephens, P.C. as the
       independent accountants for the Company (requires affirmative
       votes of 50% of the votes cast)                                            1,309,387             11,592           106,284



         On December 27, 1996, at the Annual Meeting of Shareholders, the shareholders of the Company did not approve the following proposal put forth by management and the Board of Directors (the number of shares below are after giving effect to the one-for-ten reverse stock split):



                                                                                Affirmative         Negative
                                 Proposal                                          Votes             Votes           Abstained
     -----------------------------------------------------------------       ----------------  ----------------- -----------------

     Toamend the Company's certificate of incorporation to decrease the number of authorized shares of preferred stock of the Company to
       6,000,000 shares (requires affirmative votes of 50% of the outstanding common stock)
                                                                                 649,305             20,650           757,308



                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "QUST" following the name change which took effect on NASDAQ effective as of April 9, 1996 (previously, the symbol was "JUDG").

         The following table sets forth the reported high and low bid quotations (as adjusted for the one-for-ten reverse stock split) of the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   Common Stock
                                     ------------------------------------------
                                            High                  Low
        1995:
        First Quarter                      $ 27.50              $ 18.13
        Second Quarter                     $ 33.75              $ 20.00
        Third Quarter                      $ 25.00              $ 16.25
        Fourth Quarter                     $ 39.38              $ 13.75

        1996:
        First Quarter                      $ 31.25              $ 15.00
        Second Quarter                     $ 18.75              $  7.50
        Third Quarter                      $ 10.63              $  6.88
        Fourth Quarter                     $  6.88              $  2.50

         On March 21, 1997, the Company's Common Stock as reported on the NASDAQ Small Cap Market system was $6.25 (closing bid price). On that date there were approximately 1,000 holders of record of Common Stock (including entities which hold stock in street name on behalf of other beneficial owners).

         The Company has not paid any cash dividends on its Common Stock to date. The Company anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of common stock dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

         The Series B Preferred Stock will be entitled, as and when declared by the Board of Directors, to receive, in respect of the two years before the Series B Preferred Stock is converted, an annual dividend per share payable either in cash or shares of Common Stock, at the option of the Company, equal to $0.115 or 2% of the $5.75 value of the Series B Preferred Stock included in the Units.

         Other than the foregoing, the Company does not anticipate the declaration or payment of any dividends in the foreseeable future. There can be no assurance that cash dividends of any kind will ever be paid.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the year ended December 31, 1996 compared with 1995.

         The results of operations for the year ended December 31, 1996 include the operating results of Quest Electronic Hardware, Inc. ("Quest"), the Company's fasteners and electronic hardware distribution business, and the operating results of the Company's alternative dispute resolution ("ADR") business.

         The following summarizes the results of operations for each of the Company's businesses and corporate for the year ended December 31, 1996:



                                            QUEST                ADR                CORPORATE              TOTAL
                                       -----------------   -----------------    -------------------   -----------------

Revenue                                     $10,883,393        $    152,749     $                          $11,036,142

Costs and expenses                            9,563,410             250,411                307,817          10,121,638
                                       -----------------   -----------------    -------------------   -----------------

Operating income                              1,319,983             (97,662 )             (307,817 )           914,504

Interest expense                                299,191                  --                  1,478             300,669
                                       -----------------   -----------------    -------------------   -----------------

Income (loss) before taxes                    1,020,792             (97,662 )             (309,295 )           613,835

Tax provision                                    64,383                  --                     --              64,383
                                       =================   =================    ===================   =================

Net income (loss)                          $    956,409        $    (97,662 )         $   (309,295 )      $    549,452
                                       =================   =================    ===================   =================



         The significant growth in the Company's revenues for year ended December 31, 1996 over the year ended December 31, 1995 is due to the acquisition of Quest on March 31, 1995. Revenues for Quest were $10,883,393 for the year ended December 31, 1996 and $6,982,902 for the year ended December 31, 1995, reflecting only nine months of sales for Quest. The annual sales level of nearly $11 million in 1996 represents a record level of revenues for the business. The growth in revenues of Quest is attributable to its expansion into the Austin, Texas market as well as growth in the other markets that it serves. The opening of a new branch in Austin is primarily directed at servicing Applied Materials, which signed a three-year Master Purchase Order and Sales Agreement with Quest on November 13, 1995. Revenues of the ADR business declined by $123,504 and $567,772 for the years ended December 31, 1996 and 1995, respectively, compared with the comparable periods in the prior years. This decline reflects the effects of increased competition, which continue to erode the Company's revenues. The Company is continuing to evaluate its alternatives with respect to the future operation of its ADR business, including the possible sale, disposition or discontinuance of the business.

         The Company's operating income was $914,504 for the year ended December 31, 1996 compared with operating income of $584,906 for the prior year. The improvements over the year ended December 31, 1996 compare to the prior year are primarily due to the operating income achieved by Quest of $1,319,983 compared with operating income from Quest of $962,102 in the prior year. Quest's operating income of $1,319,983 for the year ended December 31, 1996 represents 12% of its revenues, a relationship which is slightly less than the historical performance of the business primarily due to increased operating costs associated with Quest's expansion into the Austin market coupled with the temporary pause in the semiconductor industry experienced in the second half of 1996.

         Interest expense for the years ended December 31, 1996 and 1995 amounted to $300,669 and $205,555, respectively. The increase in interest expense principally reflects the full year cost of borrowings associated with the acquisition of the fasteners and electronic hardware distribution business (see Note 3 of Notes to Consolidated Financial Statements) compared with only nine months' cost of borrowings for the prior year.

         The provision for income taxes for the year ended December 31, 1996 principally reflects state income tax provisions for states in which Quest does business. The provision for income taxes also includes a minimal provision for federal income taxes for federal alternative minimum tax. The Company is not expected to have a regular federal income tax liability for 1996 as a result of the availability of net operating loss income tax carryforwards of approximately $13.5 million as of December 31, 1995, expiring in the years 1999 through 2010.

         Net income for the year ended December 31, 1996 amounted to $549,452 compared with net income of $352,187 in the prior year. These improvements reflect the increased operating income of Quest, partially reduced by increases in interest expense, income taxes and the operating losses of the ADR business.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had $74,400 in cash and short-term investments, compared to $39,358 as of December 31, 1995. As of December 31, 1996, the Company had working capital of $3,042,762, compared with working capital of $2,983,668 as of December 31, 1995.

         For the year ended December 31, 1996, the net cash provided by the Company's operating activities amounted to $498,346, principally reflecting a decrease in inventory, accounts receivable and other receivables, as well as the profits of Quest offset in part by the increase in other assets and the decrease in accounts payable and accrued expenses. Corporate expenses and the operations of the Company's ADR business continued to use cash, although at a reduced rate compared with prior years. As previously discussed, the Company is continuing to evaluate its alternatives with respect to the future operations of the ADR business and there can be no assurance that the Company will continue its ADR operations.

         For the year ended December 31, 1996, the net cash used in the Company's investing activities amounted to $55,479 for the acquisition of fixed assets, primarily computer and warehouse equipment to support the continued growth of Quest's fastener distribution business. The Company does not have significant commitments for capital expenditures as of December 31, 1996 and no significant commitments are anticipated for 1997.

         For the year ended December 31, 1996, the net cash used by the Company's financing activities amounted to $407,825, which consists of advances drawn on its revolving credit facility of $12,500 less $412,500 of principal repaid on the term debt and $7,825 of filing fees paid in connection with the offering of Units, consisting of one share of Series B Convertible Preferred Stock and one Series IV Common Stock Purchase Warrant, completed on March 10, 1997.

         At December 31, 1996 $960,000 was borrowed and outstanding under the revolving facility. The remaining amount of the $1,500,000 revolving facility, or $540,000, was fully available at December 31, 1996 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate. As of February 28, 1997, the interest rate on the amount outstanding under the revolving facility was 9.25%. In order to secure the obligations of Quest under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender and a major shareholder of the Company guaranteed the obligations of Quest under the loan agreement.

         On March 10, 1997, the Company completed an Offering consisting of Units comprised of: (i) newly issued shares of the Company's preferred stock which are convertible into shares of Common Stock; and (ii) warrants to purchase shares of Common Stock. The Offering generated net proceeds to the Company of approximately $5.6 million. These proceeds were primarily used to partially fund the acquisition of Comp Ware, Inc. d/b/a Webb Distribution in New England and to repay the balance on Quest's revolving credit facility as well as the balance on Webb's revolving credit facility.

         The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in lines of business complementary to the fasteners and electronic hardware distribution business conducted by Quest and Webb. While certain of such potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meets its obligations through 1997, exclusive of any cash requirements which may come about as a result of other business acquisitions.

ITEM 7.  FINANCIAL STATEMENTS.

                    REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Questron Technology, Inc.

         We have audited the accompanying consolidated balance sheet of Questron Technology, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questron Technology, Inc. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.







                                  MOORE STEPHENS, P. C.
                              Certified Public Accountants.

Cranford, New Jersey
March 19, 1997


                                                 QUESTRON TECHNOLOGY, INC.
                                                CONSOLIDATED BALANCE SHEET
                                                   AT DECEMBER 31, 1996

                                                          ASSETS
                                                                                                       1996
                                                                                                ----------------
Current assets:
   Cash and cash equivalents                                                                      $        74,400
   Accounts receivable, less allowance for
      doubtful accounts of $53,773                                                                      1,228,803
   Other receivables                                                                                       14,638
   Inventories                                                                                          3,168,767
   Other current assets                                                                                    83,417
                                                                                                  ----------------

Total current assets                                                                                    4,570,025

Property and equipment - net                                                                              373,367
Cost in excess of net assets of business acquired,
   less accumulated amortization of $303,356                                                            6,694,153
Other assets                                                                                              394,249
                                                                                                  ================

      Total assets                                                                                  $  12,031,794
                                                                                                  ================

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                           $      977,263
   Current portion of long-term debt                                                                      550,000
                                                                                                  ----------------

Total current liabilities                                                                               1,527,263
Long-term debt                                                                                          1,785,000
                                                                                                  ----------------

      Total liabilities                                                                                 3,312,263
                                                                                                  ----------------

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value; authorized 10,000,000                                                      --
     shares; none issued and outstanding
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 1,547,333 shares                                                                        1,547
   Additional paid-in capital                                                                          23,880,069
   Accumulated deficit                                                                                (14,806,607)
                                                                                                  ----------------
                                                                                                        9,075,009
   Less: treasury stock, 11,849 shares, at cost                                                          (355,478)
                                                                                                  ----------------

Total shareholders' equity                                                                              8,719,531
                                                                                                  ================

Total liabilities and shareholders' equity                                                           $ 12,031,794
                                                                                                  ================

                See Notes to Consolidated Financial Statements.

                           QUESTRON TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                           1996                    1995
                                                                    ---------------------   ---------------------
Revenue:
   Sales                                                                 $  10,883,393            $   6,982,902
   Fee income                                                                  152,749                  276,253
                                                                    ---------------------   ---------------------
                                                                            11,036,142                7,259,155
                                                                    ---------------------   ---------------------

Operating costs and expenses:
   Cost of products and services sold                                        6,408,196                4,146,564
   Selling, general & administration expenses                                3,442,382                2,180,886
   Non-recurring charges                                                            --                  146,867
   Depreciation and amortization                                               271,060                  199,932
                                                                                       --
                                                                    -------------------     ---------------------
                                                                            10,121,638                6,674,249
                                                                    ---------------------   ---------------------

Operating income                                                               914,504                  584,906

Interest expense                                                               300,669                  205,555
                                                                    -------------------     --------------------

Income before income taxes                                                     613,835                  379,351
Provision for income taxes                                                      64,383                   27,164
                                                                    ---------------------   ---------------------

Net income                                                               $     549,452            $     352,187
                                                                    =====================   =====================

Net income per common share                                                     $  .36                   $  .26
                                                                    =====================   =====================
Average number of common shares and common share
     equivalents outstanding                                                 1,539,048                1,379,563
                                                                    =====================   =====================


                See Notes to Consolidated Financial Statements.


                                                 QUESTRON TECHNOLOGY, INC.
                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                             Preferred Stock             Common Stock        Additional
                          ------------------------  -----------------------    Paid-in      Accumulated      Treasury
                           Shares       Amounts       Shares      Amounts       Capital        Deficit          Stock
                          -----------  -----------  ------------  ---------  -------------- ---------------  ------------
Balance -
  January 1, 1995            14,000    $   1,400        673,381   $            $17,260,549   $(15,708,246)   $
                                                                       673                                            --
Issuance of Shares:
  Conversion of
    Preferred Stock into
    Common Stock            (14,000 )     (1,400 )       28,000         28           1,372             --             --
  Private Placement              --           --        116,000        116       1,468,786             --             --
  Exercise of Warrants           --           --        278,695        279         851,314             --             --
  Exercise of Options            --           --         55,000         55         343,695             --             --
  In connection with
    the acquisition  of
    Quest Electronic
    Hardware, Inc.               --           --        396,257        396       3,962,178             --             --
Shares received by
  the Company in
  satisfaction of certain
  obligations of former
  officers and directors         --           --             --         --              --             --      (355,478)
Net Income for the Year          --           --             --         --              --        352,187             --
                          ----------   ----------   ------------  ---------  -------------- --------------   ------------
Balance -
  December 31, 1995              --           --      1,547,333      1,547      23,887,894    (15,356,059)     (355,478)
Filing fees related to
the                              --           --             --         --          (7,825)            --             --
  Offering of Units
Net Income for the Year          --           --             --         --              --        549,452             --
                          ===========  ===========  ============  =========  ============== ===============  ============
Balance -
  December 31, 1996              --    $      --      1,547,333   $  1,547     $23,880,069   $(14,806,607)   $(355,478)
                          ===========  ===========  ============  =========  ============== ===============  ============


                See Notes to Consolidated Financial Statements.


                                                 QUESTRON TECHNOLOGY, INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                      FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                           1996                  1995
                                                                    --------------------- ---------------------

Cash flows from operating activities:
  Net income
  Adjustments to reconcile net income to net cash provided (used)             $549,452             $  352,187
     by operating activities:
      Depreciation and amortization                                            271,060                199,932
      Write-down of assets                                                          --                 40,553
      Provision for doubtful accounts                                            9,975                 25,162
      Gain on sale of fixed assets                                               2,184                     --
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable                                108,350               (467,176)
     Decrease in other receivables                                              38,170                 56,672
     Decrease (increase) in inventories                                        385,496             (1,583,507)
     Increase in prepaid expenses and other assets                            (323,510)               (33,509)
     (Decrease) increase in accounts payable and accrued
        expenses                                                              (542,831)               566,581
                                                                    --------------------- ---------------------
     Net cash provided (used) by operating activities                          498,346               (843,105)
                                                                    --------------------- ---------------------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                                 --             (5,262,268)
  Proceeds from sale of fixed assets                                               280
  Acquisition of property and equipment                                        (55,759)              (419,766)
                                                                    --------------------- ---------------------
     Net cash used for investing activities                                    (55,479)            (5,682,034)
                                                                    --------------------- ---------------------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                               --                300,000
  Proceeds from borrowings under revolving facility                             12,500                947,500
  Proceeds from borrowings under term loan facility                                 --              2,200,000
  Proceeds from private placement                                                   --              1,740,000
  Costs associated with private placement                                           --               (271,098)
  Proceeds from exercise of warrants                                                --                911,578
  Costs associated with exercise of warrants                                        --                (59,985)
  Proceeds from exercise of stock options                                           --                343,750
  Treasury shares received in satisfaction of obligations                           --               (355,478)
  Repayment of short-term debt                                                      --               (300,000)
  Repayment of long-term debt                                                 (412,500)              (412,500)
  Filing fees related to Offering of Units                                      (7,825)
                                                                    --------------------- ---------------------
                                                                    --------------------- ---------------------
     Net cash (used) provided by financing activities                         (407,825)             5,043,767
                                                                    --------------------- ---------------------

Increase (decrease) in cash and cash equivalents                                35,042             (1,481,372)
Cash and cash equivalents at beginning of period                                39,358              1,520,730
                                                                    ===================== =====================
Cash and cash equivalents at end of period                                    $ 74,400              $  39,358
                                                                    ===================== =====================

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Interest                                                                 $310,221              $ 182,970
     Income taxes                                                               38,000                     --



                See Notes to Consolidated Financial Statements.

                             QUESTRON TECHNOLOGY, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In 1995, the Company adjusted property and equipment to estimated fair value as follows:


                                                   1995
                                               --------------

Cost of property written down                    $ 668,176

Accumulated depreciation                          (627,623)
                                               --------------

Net book value                                      40,553
Estimated fair value                                    --
                                               ==============

     Adjustment for write-down                    $ 40,553
                                               ==============


         During 1995, the Company issued 384,409 shares of common stock in connection with the acquisition of a subsidiary and issued 28,000 shares of common stock upon the conversion of 14,000 preferred shares.




              See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Questron Technology, Inc. ("Questron" or the "Company"), through its subsidiary, Quest Electronic Hardware, Inc. ("Quest"), is a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers and, through its subsidiary Judicate of Philadelphia, Inc. ("Judicate"), a supplier of alternate dispute resolution ("ADR") services. Quest was formed on October 13, 1994. On March 31, 1995, Quest purchased the fasteners distribution business from Arrow Electronics, Inc. ("Arrow"). Prior to this business acquisition, Quest had no operating activities of its own, accordingly, the consolidated results of operations for the year ended December 31, 1995 include only 9 months of operating activities for Quest. Simultaneously with this business acquisition, the then shareholders of Quest completed a common stock exchange with Questron, in which Quest became a 100% owned subsidiary of Questron (see Note 2 of Notes to Consolidated Financial Statements).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - At the Annual Meeting of Shareholders held on December 27, 1996, the shareholders approved a one-for-ten reverse stock split. The information in the financial statements has been restated to reflect the reverse stock split.

         Consolidation - The consolidated financial statements include the accounts of the Company and all its majority owned subsidiaries. All significant intercompany transactions are eliminated.

         Cash and Cash Equivalents - The Company considers certain highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1996, the Company did not have any cash equivalents.

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

         During the years ended December 31, 1996 and December 31, 1995, sales to one customer of Quest amounted to approximately $1,800,000 and $1,000,000, respectively, or approximately 16% and 14% of revenue, respectively. Accounts receivable from this customer amounted to approximately $263,000 in 1996 and $273,000 in 1997.

         Inventories - Inventories, which consist solely of finished products, are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

                             QUESTRON TECHNOLOGY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


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

         Net income per common share - Net income per common share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents amounted to 3,564 and 226,257 for 1996 and 1995, respectively. Net income per common share on a fully diluted basis does not result in material dilution and, accordingly, is not presented.

         Advertising and Marketing - Advertising and marketing expense, primarily comprised of printed media published in trade publications, is expensed as incurred. Advertising and marketing expense amounted to $17,409 and $1,677 for the years ended December 31, 1996 and 1995, respectively.

         Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and Directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


2.  ACQUISITION OF ELECTRONIC HARDWARE DISTRIBUTION BUSINESS

         As of the close of business on March 31, 1995, the Company acquired 100% of the stock of Quest, a privately owned Company, in exchange for a 25% interest in the Company on a fully diluted basis. Such acquisition was effected pursuant to a share acquisition agreement, under which the Company issued 384,409 newly issued, fully-paid and non-assessable shares of common stock of the Company, in exchange for all of the issued and outstanding shares of common stock of Quest. Simultaneously with the foregoing events, Quest purchased the fasteners distribution business of Arrow for $4,850,000 in cash, pursuant to a Purchase of Assets Agreement, dated as of November 29, 1994, by and between Quest and Arrow (the "Purchase Agreement"). The purchase was funded by a capital contribution from Questron of $2,850,000 (see Note 5 of Notes to Consolidated Financial Statements) and borrowings by Quest under a loan and security agreement with a bank (see Note 3 of Notes to Consolidated Financial Statements). Under the Purchase Agreement, Quest acquired the net assets of Arrow used exclusively in connection with Arrow's operations of the fasteners distribution business and assumed all stated liabilities associated with the business. Such assets included all accounts receivable of the business, inventories, and certain furniture and equipment. The stated liabilities assumed were principally trade payables to suppliers of the business. The acquisition has been accounted for as a purchase, effective March 31, 1995. The following summarizes the fair value of the net assets acquired and the related cost thereof:

          Cash                                              $         4,500
          Accounts receivable                                       832,913
          Inventories                                             1,970,756
          Property and equipment                                     57,427
                                                           -----------------

                Total assets                                      2,865,596
          Accounts payable                                          634,762
                                                           -----------------

                Net assets acquired                               2,230,834
                                                           -----------------

          Cost:
             Purchase price paid to Arrow                         4,850,000
             Net value of shares issued                           3,961,574
             Acquisition and integration expenses                   416,768
                                                           -----------------

                Total cost                                        9,228,342
                                                           =================

          Cost in excess of net assets acquired                $  6,997,508
                                                           =================

         The acquisition and integration expenses noted above are principally professional fees associated with the transactions, consulting fees and other expenses associated with the conversion of the business to a new operating system, and other expenses associated with completing the transaction and integrating the business with Quest.

         The following pro forma information presents the results of the combined operations, for the year ended December 31, 1995, of Questron Technology, Inc. and Subsidiaries and Quest Electronic Hardware, Inc., treating the latter as if it were a subsidiary of Questron for the full year then ended. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed as of January 1, 1995 or results which may occur in the future.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


Pro forma information for the year ended December 31, 1995:

      Total Revenues                                       $         9,586,789
      Net Income                                           $           596,801
      Net Income Per Share                                 $               .43

      Average number of common shares and common share
      equivalents outstanding                                        1,379,563

3.  LONG-TERM DEBT

         Long-term debt at December 31, 1996 consisted of the following:

                                                                     1996
                                                                 ------------
          Term loan, due in equal quarterly installments through
             March 31, 1999, with interest payable
             monthly at the prime rate plus 1.5%                  $  1,375,000

        Revolving facility, due on March 31, 1998, with interest
             payable monthly at the prime rate plus
             1.0%                                                      960,000
                                                                 --------------
                                                                     2,335,000
          Less installments due within one year                        550,000
                                                                 ==============

                                                                  $  1,785,000
                                                                 ==============

         Pursuant to a Loan and Security Agreement, as amended (the "Loan Agreement"), dated March 31, 1995, with a bank, Quest borrowed $2.2 million under a term loan facility to partially fund the acquisition of the fasteners distribution business. The Loan Agreement also provides for Quest to be able to borrow for working capital purposes under an annually renewable two-year revolving facility, loans of up to $1,500,000. The Loan Agreement contains a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At December 31, 1996, Quest had unused borrowing capacity of $540,000 under the Loan Agreement. The bank's prime rate was 8.25% for the years ended December 31, 1996.

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

         The aggregate annual maturities of long-term debt under the Loan Agreement for each of the five years in the period ending December 31, 2001 are : 1997-$550,000; 1998-$1,510,000; 1999-$275,000; 2000-$ 0; and 2001-$ 0.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


4.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1996 consisted of the following:


                                                           1996
                                                      -------------
 Office equipment                                      $    78,331
 Computer equipment                                        418,512
 Furniture and fixtures                                     14,094
 Leasehold improvements                                     20,117
                                                      -------------
    Total                                                  531,054
 Less: accumulated depreciation and amortization           157,687
                                                      =============

    Total                                               $  373,367
                                                      =============

         Depreciation and amortization expense related to property and equipment for the years ended December 31, 1996 and 1995 was $98,907 and $68,729, respectively. At December 31, 1996, all property and equipment represent assets used in the business of Quest. All property and equipment of the ADR business have been written off in connection with the downsizing and restructuring of that business.


5.  SHAREHOLDERS' EQUITY

         At the Annual Meeting of Shareholders held on December 27, 1996, the shareholders approved a one-for-ten reverse stock split. The following information reflects the effects of the reverse stock split.

         As of December 31, 1996, the Company was authorized to issue 20,000,000 shares of common stock and 10,000,000 of preferred stock. The outstanding shares of common stock are fully paid and non-assessable.

         In March and April 1995, the Company, through a placement agent, consummated the sale of fifty-eight units of its securities at a gross sales price of $30,000 per unit. Each unit consisted of 2,000 shares of Company common stock. The net proceeds to the Company, after expenses associated with the placement of $271,098, were $1,468,902. Such net proceeds, together with available cash, were used to make a capital contribution to Quest at March 31, 1995, in order to provide Quest with the balance of the funds necessary to complete the acquisition of the fasteners distribution business from Arrow. In connection with this sale of securities, the placement agent also received a portion of its fee in the form of 11,600 options to purchase Company common stock at an exercise price of $35.00 per share. These options expire March 31, 2000.

         In connection with a November 1994 private placement, 220,000 Series III Warrants were issued. Each Series III Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $3.50 per share. The Series III warrants expire November 14, 2004, and any warrant not exercised by that date will be null and void. At December 31, 1996 and 1995, there were 4,000 Series III Warrants outstanding.

         In December 1995, in connection with certain obligations amounting to $355,478 owed to the Company by two of its former officers and directors, the Company received 11,849 shares of its common stock in full satisfaction of such amounts owed. Such shares are reflected as treasury stock.

                              QUESTRON TECHNOLOGY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


6.  STOCK OPTIONS

    1992 Stock Option Plan

         In June 1992, the Board unanimously approved the adoption of the "1992 Plan" which was approved by the stockholders of the Company on January 8, 1993. Under the 1992 Plan, both incentive stock options ("ISOs") and non-qualified stock options ("Non-Qualified Options") may have been granted (together, the "Options"). Each option was to be specifically designated at the time of its grant as an ISO (within the meaning of Section 422 of the Internal Revenue Code of 1986) (the "Code"), or a Non-Qualified Option. All non-management employees were eligible to receive ISOs under the 1992 Plan.
All non-management employees and non-employee consultants and Company Judges were eligible to receive Non-Qualified Options under the 1992 Plan.

	 Transactions under the 1992 Stock Option Plans during the years ended December 31, 1996 and 1995 were as follows:



                                                         1996                                      1995
                                          --------------------------------------    -------------------------------------
                                                                 Weighted                                   Weighted
                                                                 Average                                     Average
                                                Shares        Exercise Price             Shares         Exercise Price
                                          ---------------- ---------------------    ---------------- --------------------
       Outstanding - beginning of year            5,130           $199.36                  55,447            $  7.23
       Options granted/adjusted                                                             4,683            $203.40
       Options exercised                                                                  (55,000)           $  6.25
       Options canceled and
         terminated                              (2,963)          $167.63
                                                --------          -------                ---------           -------
       Outstanding - end of year(1)               2,167           $237.56                   5,130            $199.36
                                                ========          =======                =========           =======
       Options exercisable at year end            2,167           $237.56                   5,130            $199.36
                                                ========          =======                =========           =======
       Share available on December 31
         for options that may be granted              0                 0                       0                  0
                                                ========          =======                =========           =======

       Weighted Average Life of Options          1 Year                                   2 Years
                                                ========                                 =========



         In addition to the above, the Company has granted non-incentive stock options pursuant to consulting agreements. Transactions under these agreements during the years ended December 31, 1996 and 1995 were as follows:



                                                         1996                                      1995
                                          --------------------------------------    -------------------------------------
                                                                 Weighted                                   Weighted
                                                                 Average                                     Average
                                                Shares        Exercise Price             Shares         Exercise Price
                                          ---------------- ---------------------    ---------------- --------------------
       Outstanding - beginning of year           11,600           $ 35.00                  51,359            $  2.49
       Options granted/adjusted                                                            22,936            $ 18.93
       Options exercised                                                                  (62,695)           $  2.49
       Options canceled and
         terminated
                                                --------          -------                ---------           -------
       Outstanding - end of year(1)              11,600           $ 35.00                  11,600            $ 35.00
                                                ========          =======                =========           =======
       Options exercisable at year end           11,600           $ 35.00                  11,600            $ 35.00
                                                ========          =======                =========           =======
       Weighted Average Life of Options       3.25 Years                                4.25 Years
                                              ==========                                ==========

   (1) With exercise prices ranging from $35.00 to $337.50 per share, after giving effect to the one-for-ten reverse stock split, which was approved on December 27, 1996.



	 In addition to the above, on April 2, 1996, the shareholders approved the adoption of the 1994 Director Non-qualified Stock Option Plan (the "Plan"), under which options to purchase shares of the Company's common stock may be granted to non-executive directors of the Company. Under the Plan options are to be granted to each eligible director at the rate of 1,500 per year. Awards under the Plan had been made previously, subject to shareholder approval. Tranactions under the Plan during the years ended December 31, 1996 and 1995 were as follows:


                                                         1996                                      1995
                                          --------------------------------------    -------------------------------------
                                                                 Weighted                                   Weighted
                                                                 Average                                     Average
                                                Shares        Exercise Price             Shares         Exercise Price
                                          ---------------- ---------------------    ---------------- --------------------
       Outstanding - beginning of year           10,500           $ 16.74                   6,000            $ 11.25
       Options granted                            3,000           $ 19.06                   4,500            $ 24.08
       Options exercised
       Options canceled and
         terminated                              (1,500)          $ 11.25
                                                --------          -------                ---------           -------
       Outstanding - end of year                 12,000           $ 18.01                  10,500            $ 16.74
                                                ========          =======                =========           =======
       Options exercisable at year end           12,000           $ 18.01                  10,500            $ 16.74
                                                ========          =======                =========           =======
       Weighted Average Life of Options      7.875 Years                                8.43 Years
                                             ===========                                ==========

                                            28

                               QUESTRON TECHNOLOGY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


         If the Company had accounted for the issuance of all options pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling $50,627 and $96,210 for the years ended
December 31, 1996 and December 31, 1995, respectively, and the Company's net income and net income per share would have been as follows:

                                         1996         1995
                                       --------     --------
Net Income as Reported                 $549,452     $352,187
                                       ========     ========
Pro Forma Net Income                   $498,825     $255,977
                                       ========     ========
Net Income Per Share As Reported       $    .36     $    .26
                                       ========     ========
Pro Forma Net Income Per Share         $    .32     $    .19
                                       ========     ========


	 The fair value of options at date of grant was estimated using the fair value based method with the following weighted average assumptions for the years ended December 31, 1996 and 1995:

                                December 31, 1996       December 31, 1995
                                -----------------       -----------------
Expected Life (Years)                  10                       10
Interest Rate                           6%                     5.8%
Annual Rate of Dividends                0%                       0%
Volatility                          94.56%                      90%

         The weighted average fair value of options at date of grant using the fair value based method during 1996 and 1995 is estimated at $16.90 and $21.40, respectively.

         No compensation cost was recognized for stock-based employee awards.

7.  RETIREMENT PLAN

         Quest has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Quest's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $43,249 in 1996 and $24,820 in 1995.


8.  LEASE COMMITMENTS

         The Company leases certain office and warehouse space under non-cancelable operating leases expiring at various dates through 2000. Rental expenses of all non-cancelable operating leases amounting to $189,252 and $112,249 was charged to operations for the years ended December 31, 1996 and 1995, respectively. Aggregate minimum rental commitments under all non-cancelable operating leases approximate $350,495 as of December 31, 1996. Such commitments on annual basis are as follows:

                   Years ending December 31,
                        1997                                   $   184,812
                        1998                                        83,198
                        1999                                        42,120
                        2000                                        40,365
                                                            ===============
                                                               $   350,495
                                                            ===============

9.  INCOME TAXES

         The Company had net operating loss carryforwards for the years ended December 31, 1996 and 1995 and, therefore, no regular federal income taxes have been provided. The provision for income taxes included in the consolidated statement of income is principally for state income taxes to which the Company and its subsidiaries are subject. The provision for income taxes also includes a minimal provision for federal income taxes for the federal alternative minimum tax.

         Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards and a deferred tax liability for all taxable temporary differences. Accordingly, no net deferred tax asset or liability is reflected in the consolidated financial statements.





         As of December 31, 1996, the Company had a deferred tax asset of approximately $175,000 related to its operating loss carryforwards. Additionally, at the same date, the Company had a deferred tax liability of approximately the same amount arising from the difference in the amortization period of goodwill.

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                              Year Ended December 31,
                                              -----------------------
                                                  1996        1995
                                              -----------  ----------
Federal statutory rate                             34%          34%

State income taxes                                  7%           7%

Federal tax benefit of net operating loss
  carryforwards (adjusted for Alternative
  Minimum Tax in 1996)                             32%          34%
                                              -----------  ----------
Effective tax rate                                  9%           7%

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


         As of December 31, 1996, the amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

                                                            Net
                                                       Operating Loss
   Expiring in Years Ending December 31,               Carryforwards
                                                    ---------------------

     1999                                              $         232,585
     2000                                                        535,648
     2001                                                      1,242,960
     2002                                                      1,413,510
     2003                                                      1,573,987
     2004                                                      1,100,173
     2005                                                        579,718
     2006                                                        782,129
     2007                                                      2,945,421
     2008                                                      2,336,094
     2009                                                        591,906
     2010                                                        167,497
                                                    =====================

                                                         $    13,501,628
                                                    =====================


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. Fair value of the financial instruments disclosed in the balance sheet is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of December 31, 1996:


                                             Carrying
                                              Amount            Fair Value
                                         ------------------  -----------------

Cash and cash equivalents                  $        74,400    $        74,400
Receivables                                      1,243,441          1,243,441
Accounts payable and accrued expenses              977,263            977,263
Current portion of long-term debt                  550,000            550,000
Long-term debt                                   1,785,000          1,785,000

         For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

11.  RELATED PARTY TRANSACTIONS

         The Company has entered into a five-year management advisory and consulting agreement with Gulfstream Financial Group, Inc. ("Gulfstream"), a company in which the Chairman, President and Chief Executive Officer of Questron, who is also the Chairman and Chief Executive Officer of Quest, is a 50% owner. Under the terms of such agreement, Gulfstream acts as an advisor and consultant to the Company and Quest, and also provides certain administrative services to the companies. Such advisory and consulting services are directed principally at the expansion of Quest's business through the identification of new marketing opportunities and potential acquisitions, as well as the procurement of financing as needed by the Company and Quest. For such services Gulfstream is paid a fee of $150,000 per year. In addition, upon the attainment of certain earnings targets for the Company, Gulfstream will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. Gulfstream presently owns 16.9% of the Company's common stock outstanding and has guaranteed the obligations of Quest under its Loan Agreement.


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

         Quest has also entered into a five-year employment agreement with its President and Chief Operating Officer. Under the terms of such employment agreement, Quest has agreed to compensate this individual with regular salary at the rate of $100,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $15,000 per quarter. In addition, upon the attainment of certain earnings targets for the Company, this individual will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. This individual presently owns 8.8% of the Company's common stock outstanding and has agreed with Gulfstream to participate in its guarantee of the obligations of Quest under its Loan Agreement, however, only to the extent of his stock holdings in the Company.


13.  NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities after December 31, 1996. The provisions of SFAS No. 125 must be applied prospectively, retroactive application is prohibited, and early application is not allowed. SFAS No. 125 supersedes SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." While both SFAS No. 125 and SFAS No. 77 require a surrender of "control" of financial assets to recognize a sale, the SFAS No. 125 requirements of sale are generally more stringent. SFAS

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


No. 125 is not expected to have a material impact on the Company because they have not been recognizing sales under SFAS No. 77 and will also not be under SFAS No. 125. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

         The FASB has issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure." Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

         While the Company has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share income amounts.

         SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

14.  SEGMENT INFORMATION

         The Company is engaged in two business segments. Through its subsidiary, Quest, it is a specialized distributor of fasteners and electronic hardware sold to electronic equipment manufacturers and, through its subsidiary, Judicate, it is a supplier of alternate dispute resolution ("ADR") services. The operating results and identifiable assets of each of these business segments, and corporate, at December 31, 1996 and for the year then ended is as follows:



                                             Quest             Judicate           Corporate         Consolidated
                                        -----------------  ------------------  -----------------  ------------------
      Revenue                             $   10,883,393      $     152,749      $          --       $   11,036,142
                                        -----------------  ------------------  -----------------  ------------------
      Operating income (loss)                  1,319,983            (97,662)          (307,817)             914,504
      Interest expense                           299,191                 --              1,478              300,669
      Provision for income taxes                  64,383                 --                 --               64,383
                                        -----------------  ------------------  -----------------  ==================
      Net income (loss)                  $       956,409     $      (97,662)     $    (309,295)     $       549,452
                                         =================  ==================  =================  ==================

      Depreciation and
         amortization                    $       170,452     $           --      $     100,608      $       271,060
                                        =================  ==================  =================  ==================

      Capital expenditures               $        55,759     $           --      $          --      $        55,759
                                        =================  ==================  =================  ==================

      Identifiable assets                 $    8,199,564     $       29,077      $   3,803,153      $    12,031,794
                                        =================  ==================  =================  ==================




                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


15.  SUBSEQUENT EVENTS

OFFERING OF UNITS - On March 10, 1997, the Company completed an Offering of 1,150,000 Units of its securities, each Unit consisting of one share of Series B Convertible Preferred Stock ("Series B Preferred Stock") and one Series IV Common Stock Purchase Warrant ("Series IV Warrant"), at a gross sales price of $6.00 per unit. The net proceeds to the Company, after deducting underwriting discounts and other expenses of the Offering, were $5,603,000.

ACQUISITION OF WEBB DISTRIBUTION - On March 10, 1997, the Company acquired 100% of the stock of Comp Ware, Inc. d/b/a Webb Distribution ("Webb"), a privately owned company. The purchase price of Webb consisted of:

                  (i) 1,500,000 Series IV Warrants (the "Webb Warrants") issued to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement;

                  (ii)     $3,250,000 in cash;

                  (iii) Note A in the amount of $375,000. Principal and interest at the rate of 10% are due and payable 18 months from the Effective Date; and

                  (iv) Note B in the amount $375,000. Principal and interest at the rate of 10% are payable monthly over five years from the Effective Date.

         The Company's obligations under the Notes may be reduced on a dollar for dollar basis in the event and to the extent that the former majority stockholder receives net proceeds greater than $375,000 from a sale of the Webb Warrants. In addition, the Notes will be canceled in the event that the Underwriter releases the lock-up in connection with a proposed transaction to sell the Webb Warrants and the majority stockholder of Webb declines to sell such warrants following such release.

         Such acquisition was effected pursuant to a Stock Purchase Agreement dated as of December 16, 1996. The Company will account for such acquisition using the purchase method of accounting.

         The proceeds from the above Offering were used in part to finance the cash portion of the purchase price of Webb. The remaining cash ($2,353,000) was used to repay the outstanding balance on Quest's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($603,000) retained by the Company for working capital.

         The following unaudited pro forma information presents the results of the combined operations of Questron Technology, Inc. and Subsidiaries and Webb Distribution, treating the latter as if it were a subsidiary of Questron for the year ended December 31, 1996. This pro forma information does not

                                 QUESTRON TECHNOLOGY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


purport to be indicative of what would have occurred had the acquisition been completed as of January 1, 1996 or results which may occur in the future.

        Total Revenues                                             $ 18,912,776
        Net Income                                                 $  1,317,993
        Net Income Per Share                                       $        .38

        Average number of common shares and common share
        equivalents outstanding                                       3,456,652


         The business of Webb is substantially similar to the business of Quest, serving customers in the high technology equipment manufacturing industry. Webb serves a variety of different markets on both a direct order basis and in providing services such as bin stock replenishment. Along with serving the original equipment manufacturers ("OEM's") markets, Webb also serves industrial, military, sheet metal and metal fabrication industries.

         With over 300 suppliers and many product categories and types, Webb does not regard any one supplier of products as essential to its operations. Webb, through its suppliers, is able to serve many market segments, as evidenced by its more than 800 active industrial, commercial and military customers.

         Webb's annual sales amounted to $7.8 million for the year ended December 31, 1995 and $6.1 million for the nine months ended September 30, 1996.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

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




Name                                                Age               Position
----                                                ---               --------

Dominic A. Polimeni                                  50               Chairman, President and Chief Executive
                                                                      Officer

Milton M. Adler                                      69               Secretary, Treasurer, Controller and Director

Robert V. Gubitosi                                   49               Director

Mitchell Hymowitz                                    34               Director

William J. McSherry, Jr.                             49               Director



         Each of the Directors of the Company holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. The Company's by-laws currently provide for not less than three directors nor more than nine directors. Currently, there are five directors in the Company. The by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the officers or directors of the Company except that Dominic A. Polimeni is the brother-in-law of Robert V.
Gubitosi.

         The principal occupation and business experience for each officer and director of the Company for the last five years as follows:

         DOMINIC A. POLIMENI has been President, Chief Operating Officer and a Director of the Company since March 1995, and Chairman and Chief Executive Officer of the Company since February 1996. He has also been Chairman, Chief Executive Officer and Chief Financial Officer of Quest Electronic Hardware, Inc. since October 1994. Since May 1996, Mr. Polimeni has been a director of Healtcare Imaging Services, Inc., a publicly held company based in Middletown, New Jersey which provides health care management and services. Since March 1996, Mr. Polimeni has also been a director of TMCI Electronics, Inc., a publicly held company based in San Jose, California which provides custom manufacturing and value-added services to the information technology industry. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of Chief

Financial Officer of Arrow Electronics, Inc. ("Arrow") for four (4) years. He also held several other positions, including general management positions, with Arrow over an eight-year period. Prior to that he practiced as a Certified Public Accountant for more than 12 years and was a Partner in the New York office of Arthur Young & Company. He has also held the position of Chief Operating Officer of Fugazy Express, Inc., a New York based transportation company in its start-up phase. Mr. Polimeni is also a director of TMCI Electronics, Inc., a NASDAQ listed company. He holds a bachelor of business administration degree from Hofstra University. Mr. Polimeni is the brother-in-law of Mr. Gubitosi.

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

         Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16 (a), and without researching or making any inquiry regarding delinquent Section 16 (a) filings, the Company believes that, during the fiscal year ended December 31, 1996, other than initial statements of beneficial ownership by Messrs. Gubitosi and McSherry, all such reports were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth the compensation of the named executive for the periods indicated. No executive officer received total annual salary and bonus greater than $100,000 during the periods indicated.


                                                                 Annual Compensation
                                               ---------------------------------------------------------

(a)                                    (b)         (c)              (d)                   (e)


Name and                                                                             Other Annual
Principal Position                     Year       Salary           Bonus           Compensation ($)
------------------                     ----       ------           -----           ----------------
Dominic A. Polimeni                 1996           $100,000         --                    --
  Chairman, President               1995            $75,000         --                    --
  and Chief Executive               1994                 --         --                    --
  Officer



                                                                           Long Term Compensation
                                               -------------------------------------------------------------------------------

                                                            Awards                      Payouts
                                                            ------               ------------------------

(a)                                 (b)            (f)              (g)                   (h)                   (i)

                                               Restricted       Securities
Name and                                       Stock            Underlying               LTIP                All other
Principal Position                  Year    Awards ($)     Options/SARs(#)         Payouts ($)         Compensation ($)
------------------                  ----    ----------     ---------------         -----------         ----------------
Dominic A. Polimeni                 1996            --                --               --                     --
  Chairman, President               1995            --                --               --                     --
  and Chief Executive               1994            --                --               --                     --
  Officer


EMPLOYMENT AGREEMENTS

         Dominic A. Polimeni, Chairman, Chief Executive Officer and President of the Company, is party to an employment agreement with Quest Electronic Hardware, Inc., a subsidiary of the Company. This agreement expires on March 31, 2000 and provides for a base salary of $100,000 per annum.

         In addition, Mr. Polimeni is an executive officer and a 50% stockholder of Gulfstream Financial Group, Inc. ("Gulfstream"), and shares voting and investment power with respect to the shares owned by Gulfstream. Pursuant to a Management Advisory and Consulting Agreement, dated as of November 29, 1994, between the Company and Gulfstream, Gulfstream acts as an advisor and consultant to the Company and Quest, and also provides certain administrative services to the companies. Such advisory and consulting services are directed principally at the expansion of Quest's business through the identification of new marketing opportunities and potential acquisitions, the procurement of financing as needed by the Company and Quest, and maximizing the Company's and Quest's profitability. For such services Gulfstream is paid a fee of $150,000 per year. In addition, pursuant to an Exchange Agreement date November 8, 1996, upon the attainment of certain earnings targets for the Company, Gulfstream will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant (See
Item 11 - "Exchange Agreement").

         Quest has also entered into a five-year employment agreement with Phillip D. Schwiebert, its President and Chief Operating Officer. Under the terms of such employment agreement, Quest has agreed to compensate Mr. Schwiebert with regular salary at the rate of $100,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $15,000 per quarter. In addition, pursuant to an Exchange Agreement date November 8, 1996, upon the attainment of certain earnings targets for the Company, Schwiebert will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant (See Item 11 - "Exchange Agreement").

OPTION/SAR GRANTS

         There were no grants during 1996 of stock options or stock appreciation rights to any to any person named in the Summary Compensation Table. For information relating to warrants and rights granted to Gulfstream, a company owned by Dominic A. Polimeni and Joan R. Gubitosi, and to Phillip D. Schwiebert, see Item 11 - "Exchange Agreement."

OPTION/SAR EXERCISES

         Set forth below is information concerning exercises of options during 1996 and the year-end value of unexercised options for the persons named in the Summary Compensation Table:


               (a)                      (b)            (c)                 (d)                             (e)
                                                                  Number of Securities
                                                                  Underlying Unexercised          Value of Unexercised
                                   Shares                         Options/SAR's at Fiscal Year    In-the-Money Options/SARs at
                                   Acquired on    Value           End (#)                         Fiscal Year End ($)
              Name                 Exercise       Realized        Exercisable/Unexercisable       Exercisable/Unexercisable
              ----                 --------       -------         -------------------------       -------------------------
Dominic A. Polimeni
  Chairman, President
  and Chief Executive
  Officer                                 0               0                               0                              0




COMPENSATION OF DIRECTORS

         Other than the 1994 Director Non-Qualified Stock Option Plan described below, the Company does not have a standard policy regarding compensation of members of the Board of Directors. Other than as reported below, the members of the Board of Directors did not receive compensation for their services as such during the year ended December 31, 1996.

THE 1994 DIRECTOR NON-QUALIFIED STOCK OPTION PLAN

         On January 26, 1994, the Board of Directors (the "Board") adopted, subject to stockholder approval, the above captioned plan and in February 1996 amended the plan so as to change the annual date of the grant to the first Wednesday of February. On April 2, 1996, The 1994 Director Non-Qualified Stock Option Plan was approved by shareholders at a special meeting. The plan, as amended and approved, is hereinafter referred to as the "1994 Plan." Pursuant to the terms of the 1994 Plan, options for an aggregate of 3,000 shares of the Company's Common Stock may be granted.

         All non-employee directors shall receive an option to purchase 1,500 shares of the Common Stock of the Company on the first Wednesday of February in each calendar year at an exercise price equal to the fair market value per share of the Common Stock on that date. Such options shall be exercisable immediately for a period of 10 years from date of grant unless terminated earlier pursuant to the terms of the plan. Under the 1994 Plan, 12,000 options have been granted to date at exercise prices of $11.25 per share and $24.06 per share.

1996 STOCK OPTION PLAN

         At the annual meeting of stockholders held on December 27, 1996, the stockholders approved a 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company and its subsidiaries. Pursuant to the terms of the 1996 Plan, a total of 250,000 shares of the Company's Common Stock (as adjusted to reflect the one-for-ten reverse split) will be reserved and available for distribution as awards under the 1996 Plan.

EMPLOYEE STOCK OWNERSHIP PLAN

         The Board of Directors intends to establish an employee stock ownership plan during fiscal 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of March 21, 1997, known to the Company regarding beneficial ownership of the Company's Common Stock by (i) any holder of more than five percent of the outstanding shares; (ii) the Company's directors; and (iii) all executive officers and directors as a group (All amounts shown have been adjusted to reflect the one-for-ten reverse split of the outstanding Common Stock):



                                                  Position With the                    Number of            Percentages of
               Name & Address                         Company                           Shares                 Shares
----------------------------------------------  -------------------------------  ---------------------      ---------------
Dominic A. Polimeni (1)                         Chairman, President and Chief            380,273 (2)             22.97 %
                                                Executive Officer

Milton M. Adler (1)                             Director, Secretary,                         667 (3)          *
                                                Treasurer and Controller

Robert V. Gubitosi (1)                          Director                                      -- (4)          --

Mitchell Hymowitz (l)                           Director                                   4,500 (5)          *

William J. McSherry, Jr. (l)                    Director                                   3,500 (6)          *

Joan R. Gubitosi                                                                         380,273 (2)             22.97 %.
c/o Gulfstream Financial Group, Inc.
      6400 Congress Ave., Suite 200A
      Boca Raton, FL 33487

Phillip D. Schwiebert                           President and Chief Operating            166,136 (7)             10.61 %.
c/o Quest Electronic Hardware, Inc.             Officer of Quest Electronic
      1180 Murphy Avenue                        Hardware, Inc., a subsidiary
      San Jose, CA                              of the Company

The Miami Project to Cure Paralysis                                                      100,000                  6.51 %
         The University of Miami
         School of Medicine
         1600 NW Tenth Avenue
         Miami, FL 33136

All officers and directors as a group                                                    389,040                 23.00 %

*    Less than 1 %




(1) c/o Questron Technology, Inc. , 6400 Congress Avenue, Suite 200, Boca Raton, FL 33487.

(2) These shares are owned by Gulfstream Financial Group, Inc. ("Gulfstream"). Joan R. Gubitosi and Dominic A. Polimeni are executive officers and the stockholders of Gulfstream and share voting and investment power with respect to the shares owned by Gulfstream. The 380,273 shares reported above consist of 260,273 shares owned by Gulfstream and options to purchase 120,000 shares at $3.75 per share. This number does not include warrants to purchase 1,000,000 shares of Common Stock granted pursuant to the November 8, 1996 Exchange Agreement, as defined below. In addition, pursuant to the Exchange Agreement, upon the attainment of certain earnings targets for the Company, Gulfstream will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant.

(3) Consists of Options to purchase 667 shares of Common Stock at $127.50 per share granted pursuant to the 1992 Stock option Plan.

(4) Mr. Gubitosi's wife, Joan R. Gubitosi, has shared beneficial ownership of 380,273 shares of Common Stock (see Footnote 2). Mr. Gubitosi disclaims beneficial ownership of such shares.

(5) Consists of options to purchase 1,500 shares of Common Stock at $11.25 per share, options to purchase 1,500 shares of Common Stock at $24.06 per share and options to purchase 1,500 shares of Common Stock at $19.06 per share granted pursuant to the 1994 Director Non-Qualified Stock Option Plan.

(6) Includes options to purchase 1,500 shares of Common Stock at $19.06 per share granted pursuant to the 1994 Director Non-Qualified Stock Option Plan.

(7) The 166,136 shares reported above consist of 136,136 shares owned by Schwiebert and options to purchase 30,000 shares at $3.75 per share. In addition, pursuant to the Exchange Agreement, upon the attainment of certain earnings targets for the Company, Schwiebert will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant.


         As of the close of business on March 31, 1995, the Company acquired from Gulfstream Financial Group, Inc. ("Gulfstream"), a Florida corporation owned by Dominic A. Polimeni and Joan R. Gubitosi, and from Phillip D. Schwiebert all of the outstanding capital stock of Quest Electronic Hardware, Inc. ("Quest"). Quest, in turn, simultaneously acquired the fasteners distribution business of Arrow Electronics, Inc. These events resulted in changes in ownership of the capital stock of the Company which may have affected the control of the Company. These changes included the following:

         a. Gulfstream became the direct beneficial owner of 22.10% of common stock, par value $.001 per share
                  ("Common Stock"), of the Company outstanding at March 31,
                  1995;

         b. Dominic A. Polimeni ("Polimeni"), a Director, Executive Officer and principal stockholder of Gulfstream, and Chairman, Chief Executive Officer and Chief Financial Officer of Quest, which became a subsidiary of the Company, was named President and

                  Chief Operating Officer of the Company and was subsequently named to his current position of Chairman, President and Chief Executive Officer of the Company; and

        c. Phillip D. Schwiebert ("Schwiebert"), the President and Chief Operating Officer of Quest, became the beneficial owner of 11.60% of the shares of Common Stock of the Company outstanding at March 31, 1995.

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

EXCHANGE AGREEMENT

         In connection with the Webb acquisition and the related Offering of Units, Gulfstream and Philip Schwiebert, shareholders of the Company, entered into an Exchange Agreement dated as of November 8, 1996 (the "Exchange Agreement") pursuant to which Gulfstream and Schwiebert have agreed to exchange their rights to receive warrants to purchase up to 10% and 5%, respectively, of the Common Stock outstanding as of March 31, 1995. Based upon the number of shares of Common Stock outstanding on such date (after giving effect to the exercise of all the outstanding options and warrants), the foregoing represented the right of Gulfstream and Schwiebert to acquire up to 264,172 and 132,086 shares of Common Stock, respectively, at $1.00 per share (after giving effect to the one-for-ten reverse split).

         The Board of Directors deemed it desirable to enter into the Exchange Agreement by reason of the fact that the rights previously granted to Gulfstream and Schwiebert would have resulted in substantial charges to the Company's earnings by reason of accounting rules now in effect and would have resulted in substantial dilution to the other stockholders. Under the options, warrants and rights granted under the Exchange Agreement, no charge to earnings should result as a result of their being exercisable at the fair market value at the date of grant in lieu of $1.00 per share. In addition, pursuant to the Exchange Agreement the Company has substantially increased the pre-tax income targets needed to earn certain of the awards from $1.4 million, $1.8 million, $2.2 million and $2.6 million to $2.5 million, $3.5 million and $4.5 million. Under the prior arrangements, one half of the awards would have been earned upon completion of the acquisition of Webb, thereby resulting in a substantial charge to earnings and substantial dilution to stockholders. Under the Exchange Agreement, no awards which are conditioned on meeting the pre-tax income targets set forth below will be earned until the $2.5 million pre-tax income target is met or exceeded. Finally, although Gulfstream and Schwiebert have the opportunity to earn a substantially greater number of shares, the amount of consideration which will have to be paid for such shares has substantially increased as well. Based upon current market prices, the price to be paid per share acquired will have increased under the Exchange Agreement from $1.00 to at least $3.75.

         Pursuant to the Exchange Agreement, Gulfstream and Schwiebert received the following in exchange for the rights previously granted under their agreements.

         Gulfstream:       1)  Options to acquire  120,000  shares of Common
                               Stock for a per share exercise price equal to $3.75; and

                           2)  Series IV Warrants to acquire 1,000,000 shares
                               of Common   Stock.

         Schwiebert:       1)  Options to acquire  30,000 shares of Common
                               Stock for a per share exercise price equal to $3.75; and

                           2) Series IV Warrants to acquire 250,000 shares of Common Stock.

         In addition, Gulfstream and Schwiebert will be entitled to receive options to acquire additional shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant if the pre-tax income targets set forth below are met or exceeded in any fiscal year up to and including fiscal year 2001:

           No. of Additional      No. of Additional
           Gulfstream Shares      Schwiebert Shares     Pre-tax Income at Least
                333,333                166,667                 $2,500,000
                333,333                166,667                 $3,500,000
                333,334                166,666                 $4,500,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of the close of business on March 31, 1995, the Company acquired from Gulfstream Financial Group, Inc. (a Florida corporation owned by Dominic
A. Polimeni and Joan R. Gubitosi) and Phillip D. Schwiebert all of the outstanding capital stock of Quest Electronic Hardware, Inc. This transaction and related transactions are described more fully under "Item 1. Business", "Item 7. Financial Statements", "Item 10. Executive Compensation", and "Item
11. Security Ownership of Certain Beneficial Owners and Management", included elsewhere herein. Pursuant to a Management and Advisory Consulting Agreement, the Company has agreed to compensate Gulfstream for advisory and consulting services at the rate of $150,000 per year. This agreement expires on March 31, 2000 and can be terminated by either party on 90 days notice.

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

               2. See Index to Exhibits on page 48.


         (b)  Report on Form 8-K.

              The were no reports on Form 8-K filed during the last quarter of 1996 through the date hereof.

                            QUESTRON TECHNOLOGY, INC.
                           INDEX TO FINANCIAL STATEMENTS
                                   (Item 13 (a))


                                                                           Page
                                                                           ----

Report of Independent Auditors                                               17


Consolidated Balance Sheet as of December 31, 1996                           18


For the years ended December 31, 1996 and 1995:

         Consolidated Statement of Operations                                19

         Consolidated Statement of Changes in Stockholders' Equity           20

         Consolidated Statement of Cash Flows                                21


Notes to Consolidated Financial Statements at and for the years ended
   December 31, 1996 and 1995                                                23

                                 SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  QUESTRON TECHNOLOGY, INC.

                                  By:      /s/  Dominic A. Polimeni
                                         ----------------------------
                                           Dominic A. Polimeni,
                                           Chairman, President and Chief
                                              Executive Officer

                                  Date:    March 28, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997:

(1)  Principal Executive Officer:                           (3)  A Majority of the Board of Directors:

         /s/  Dominic A. Polimeni                                    /s/  Milton M. Adler
        ---------------------------                                  --------------------
         Dominic A. Polimeni, Chief Executive Officer                Milton M. Adler, Director

                                                                     /s/  Robert V. Gubitosi
                                                                     -----------------------
                                                                     Robert V. Gubitosi, Director

(2)  Principal Financial and Accounting                              /s/  Mitchell Hymowitz
                                                                     ----------------------
        Officer:                                                     Mitchell Hymowitz, Director

         /s/  Milton M. Adler                                        /s/  William J. Mc Sherry, Jr.
        ---------------------------                                  --------------------
         Milton M. Adler,                                            William J. McSherry, Jr., Director
         Treasurer
                                                                     /s/  Dominic A. Polimeni
                                                                     -----------------------
                                                                     Dominic A. Polimeni, Director

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              EXHIBITS TO
                              FORM 10-KSB


(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934 (Fee Required)

                                   For the fiscal year ended December 31, 1996

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       (No Fee Required)

       For the transition period from _______________ to _______________

                         Commission file number 0-13324

                           QUESTRON TECHNOLOGY, INC.
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                               23-2257354
--------------------------------            ----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)             Identification Number)

6400 Congress Avenue, Suite 200, Boca Raton, FL              33487
-----------------------------------------------      --------------------
(Address of principal executive offices))                 (Zip Code)


Issuer's telephone number:  (561) 241 - 5251
                            ----------------

                               INDEX TO EXHIBITS


3.0 Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (File No. 0-13324).

3.1 Certificate of Amendment, dated March 20, 1985, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit
         4.1 to Amendment No. 1 of the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

3.2 Certificate of Amendment, dated June 9, 1989, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit
         4.1 to Amendment No. 1 of the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

3.3 Certificate of Correction, dated May 17, 1991, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit
         4.1 to Amendment No. 1 of the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

3.4 Certificate of Amendment, dated December 20, 1993, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

3.5 Certificate of Correction, dated December 22, 1993, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit
         3.3 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

3.6 Certificate of Correction, dated July 19, 1994, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit
         4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

3.7 Certificate of Amendment, dated April 2, 1996, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit
         3.5 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324)

3.8 Certificate of Amendment, filed December 31, 1996, to Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

3.9 By-Laws of the Registrant, incorporated by reference to Exhibit 3b(ii) to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (File No. 0-13324).

3.10     Amendment to By-Laws of the Registrant, incorporated by reference to
         Exhibit 3.4 of the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1992 (File No. 0-13324).

4.0      Specimen  Common  Stock  Certificate,  incorporated  by  reference  to
         Exhibit 4.0 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997
         (File No. 333-18243)

4.1 Specimen Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

4.2 Certificate of Designations, Preferences and Rights of the Registrant's Series B Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

4.3 Form of Series IV Warrant Agreement, incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

4.4 Form of Series III Warrant Agreement, dated as of November 7, 1994, incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

4.5 Form of Underwriters' Purchase Option, incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997
         (File No. 333-18243)

4.6 Stock Purchase Warrant Certificate for Purchase of Common Stock of Questron Technology, Inc., incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.1 The Company's 1994 Director Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.28 of the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31 1993 (File No. 0-13324).

10.2 Employment Agreement, dated November 29, 1994, between Quest Electronic Hardware, Inc. and Dominic A. Polimeni, incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.3 Employment Agreement, dated November 29, 1994, between Quest Electronic Hardware, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.25 to the Registrant's Form

         10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.4 Management Advisory and Consulting Agreement, dated as of November 29, 1994, between Gulfstream Financial Group, Inc. and the Registrant, incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.5 Waiver, dated as of March 31, 1995, by Gulfstream Financial Group, Inc. and Philip D. Schwiebert, incorporated by reference to Exhibit
         10.27 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.6 Share Acquisition Agreement, dated as of November 29 1994, by and among Gulfstream Financial Group, Inc., Phillip D. Schwiebert, Quest Electronic Hardware, Inc. and the Registrant, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.7 Purchase of Assets Agreement, dated as of November 29, 1994, between Quest Electronic Hardware, Inc. and Arrow Electronics, Inc., incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.8 Loan and Security Agreement, dated as of March 31, 1995, between Silicon Valley Bank and Quest Electronics Hardware, Inc., incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.9 Sublease Agreement, dated as of March 31, 1995, between Arrow Electronics, Inc. and Quest Electronic Hardware, Inc. with respect to Dallas, Texas property, incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.10 Sublease Agreement, dated as of March 31, 1995, between Arrow Electronics, Inc. and Quest Electronic Hardware, Inc. with respect to San Jose, California property, incorporated by reference to Exhibit
         10.33 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.11 Third Party Stock Pledge Agreement, dated as of March 31, 1995, between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.12 Common Stock Purchase Option, dated as of March 31, 1995, for Biltmore Securities, Inc., incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.13 Amendment No. 1, dated as of May 31, 1995, to the Loan and Security Agreement, dated as of March 31, 1995, between Silicon Valley Bank and Quest Electronics Hardware, Inc. incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

10.14 Amendment No. 2, dated as of November 16, 1995, to the Loan and Security Agreement, dated as of March 31, 1995 between Silicon Valley Bank and Quest Electronics Hardware, Inc. incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

10.15 Amendment No. 3, dated as of February 23, 1995, to the Loan and Security Agreement, dated as of March 31, 1995, Between Silicon Valley Bank and Quest Electronics Hardware, Inc. incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

10.16 Letter agreement, dated December 29, 1995, between the Registrant and Stephen J Drescher, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324)

10.17 Letter agreement, dated December 29, 1995, between the Registrant and Paul L. Burton, incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324)

10.18 1996 Stock Option Plan, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.19 Exchange Agreement, dated November 8, 1996 by and among the Registrant, Gulfstream Financial Group, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.20 Stock Purchase Agreement dated as of December 16, 1996 relating to Webb Distribution, Inc., incorporated by reference to Exhibit 2.0 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.21    Form of Underwriting  Agreement,  incorporated by reference to Exhibit
         2.0 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.22 Stock Option Grant Agreement between the Company and Gulfstream Financial Group, Inc. made as of November 8, 1996.


10.23 Stock Option Grant Agreement between the Company and Phillip D. Schwiebert made as of November 8, 1996

11.1 Statement Re: Computation of Per Share Earnings for years ended December 31, 1995 and 1994.

21.1     Statement of Subsidiaries.

23.1     Consent of Moore Stephens, P.C. dated March 19, 1997.