Form 10QSB
period 1997-03-31
QUESTRON TECHNOLOGY INC
filed 1997-05-15
CIK 732152

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                            ---------------------

                                 FORM 10-QSB

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----  EXCHANGE ACT OF 1934

                    For the quarterly period ended    March 31, 1997
                                                   ---------------------


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND ----- EXCHANGE ACT OF 1934

                    For the transition period from            to
                                                   ----------    ----------

                    Commission File Number         0-13324
                                           -----------------------

                           QUESTRON TECHNOLOGY, INC.
 ----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)




                 Delaware                              23-2257354
----------------------------------------     -------------------------------
     (State or other jurisdiction of               (I. R. S. Employer
      incorporation or organization)             Identification Number)

     6400 Congress Avenue, Suite 200A,                  33487
               Boca Raton, FL
-----------------------------------------    -------------------------------
 (Address of principal executive offices)              (Zip Code)


                                (561) 241 - 5251
 ----------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X              No
                             ------             -------

     As of May 12, 1997, there were 1,535,484 shares of the issuer's Common Stock and 1,150,000 shares of the issuer's Series B Convertible Preferred Stock outstanding.

                           QUESTRON TECHNOLOGY, INC.


                                     INDEX





                                                                Page No.
                                                                ----------
PART I.   Financial Information

  Item 1. Financial Statements (unaudited)

                Consolidated Balance Sheet -
                At March 31, 1997 and December 31, 1996             3

                Consolidated Statement of Operations -
                Three Months Ended March 31, 1997 and 1996          4

                Consolidated Statement of Cash Flows -
                Three Months Ended March 31, 1997 and 1996          5

                Notes to Consolidated Financial Statements        6 - 7

  Item 2. Management's Discussion and Analysis or Plan of         8 - 11
          Operation

PART II.  Other Information                                        12

Signature Page                                                     13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS
                                                        MARCH 31,   DECEMBER 31,
                                                          1997         1996
                                                       ------------ ------------
Current assets:
   Cash and cash equivalents                           $   873,900  $    74,400
   Accounts receivable, less allowance for
      doubtful accounts of $93,885 and $53,773,
      respectively                                       2,525,066    1,228,803
   Other receivables                                        20,947       14,638
   Inventories                                           4,760,184    3,168,767
   Other current assets                                    165,915       83,417
                                                       ------------ ------------

Total current assets                                     8,346,012    4,570,025

Property and equipment - net                               444,598      373,367
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $353,594 and
   $303,356, respectively                               10,742,192    6,694,153
Other assets                                               192,432      394,249
                                                       ============ ============

      Total assets                                     $19,725,234  $12,031,794
                                                       ============ ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses               $ 2,509,828  $   977,263
   Current portion of long-term debt                       625,000      550,000
                                                       ------------ ------------

Total current liabilities                                3,134,828    1,527,263
Long-term debt                                           1,531,266    1,785,000
                                                       ------------ ------------

      Total liabilities                                  4,666,094    3,312,263
                                                       ------------ ------------

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value; authorized
    10,000,000 shares; 1,150,000 issued
    and outstanding                                         11,500           --
   Common stock, $.001 par value; authorized 20,000,000
    shares; issued 1,547,333 shares in 1997 and 1996         1,547        1,547
   Additional paid-in capital                           29,883,122   23,880,069
   Accumulated deficit                                 (14,481,551) (14,806,607)
                                                       ------------ ------------
                                                        15,414,618    9,075,009
   Less: Treasury stock, 11,849 shares,  at cost         (355,478)    (355,478)
                                                       ------------ ------------

Total shareholders' equity                              15,059,140    8,719,531
                                                       ------------ ------------

Total liabilities and shareholders' equity             $19,725,234  $12,031,794
                                                       ============ ============

               See notes to consolidated financial statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 -------------------------
                                                    1997         1996
                                                 ------------ ------------
Revenue:
   Sales
                                                 $ 3,896,764  $ 2,767,137
   Fee income                                         15,513       51,363
                                                 ------------ ------------
                                                   3,912,277    2,818,500
                                                 ------------ ------------

Operating costs and expenses:
   Cost of products and services sold              2,328,374    1,675,487
   Selling, general & administration expenses      1,086,020      861,354
   Depreciation and amortization                      79,870       64,272
                                                 ------------ ------------
                                                   3,494,264    2,601,113
                                                 ------------ ------------

Operating income                                     418,013      217,387

Interest expense                                      60,209       79,160
                                                 ------------ ------------

Income before income taxes                           357,804      138,227
Provision for income taxes                            32,750       20,953
                                                 ------------ ------------

Net income                                       $   325,054  $   117,274
                                                 ============ ============

Net income per common share                           $  .17       $  .08
                                                 ============ ============
Average number of common shares and common
   share equivalents outstanding                   1,968,091    1,541,039
                                                 ============ ============





               See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 MARCH 31,      MARCH 31,
                                                   1997           1996
                                               -------------- --------------
Cash flows from operating activities:
  Net income                                    $   325,054    $    117,274
  Adjustments to reconcile net income to net
    cash provided (used) by operating
    activities:
      Depreciation and amortization                  79,870          64,272
      Provision for doubtful accounts                14,112          16,591
  Change in assets and liabilities:
     (Increase) in accounts receivable             (187,102)        (48,327)
     (Increase) decrease in other receivables        (6,309)         25,099
     Decrease (increase) in inventories             126,220         (23,405)
     Decrease (increase) in prepaid expenses
       and other assets                             364,874         (40,789)
     Increase (decrease) in accounts payable
       and accrued expenses                         410,428        (140,436)
                                               -------------   -------------

     Net cash provided (used) by operating
       activities                                 1,127,147         (29,721)
                                               -------------   -------------

Cash flows from investing activities:
  Net cash consideration paid for acquired
    business                                     (4,921,809)             --
  Acquisition of property and equipment              (1,380)        (27,681)
                                               -------------   -------------
     Net cash used for investing activities      (4,923,189)        (27,681)
                                               -------------   -------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving
    facility                                             --         315,000
  Proceeds from long-term borrowings                750,000              --
  Proceeds from issuance of warrants                375,000              --
  Proceeds from Convertible Preferred Stock
    Unit Offering                                 6,900,000              --
  Costs associated with  Convertible
    Preferred Stock Unit Offering                (1,260,447)             --
  Repayment of long-term debt                      (137,500)       (137,500)
  Repayment of revolving facilities              (2,033,193)
                                               -------------   -------------
     Net cash provided by financing activities    4,593,860         177,500
                                               -------------   -------------

Increase in cash and cash equivalents               797,818         120,098
Cash and cash equivalents at beginning of
  period                                             76,082          39,358
                                               =============   =============

Cash and cash equivalents at end of period     $    873,900    $    159,456
                                               =============   =============



               See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


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

            In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The consolidated balance sheet as of December 31, 1996 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2.     ACQUISITION OF WEBB DISTRIBUTION.

            In March 1997, the Company's wholly-owned subsidiary Quest Electronic Hardware, Inc. ("Quest") acquired 100% of the stock of Comp Ware, Inc. d/b/a Webb Distribution ("Webb"), a privately owned company. The business of Webb is substantially similar to the business of Quest, serving customers in the high technology equipment manufacturing industry. The purchase price of Webb consisted of:

            (i)   $3,250,000 in cash;

            (ii) Note A in the amount of $375,000. Principal and interest at the rate of 10% are due and payable 18 months from the effective date of the closing;

            (iii) Note B in the amount of $375,000.  Principal  and  interest at the rate of 10% are payable monthly over five years from the effective date of the closing; and

            (iv) 1,500,000 Series IV Warrants (the "Webb Warrants") issued to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


      The Company's obligations under Notes A and B above may be reduced on a dollar for dollar basis in the event and to the extent that the former majority stockholder receives net proceeds greater than $375,000 from a sale of the Webb Warrants. In addition, the Notes will be canceled in the event that the Underwriter releases the lock-up in connection with a proposed transaction to sell the Webb Warrants and the majority stockholder of Webb declines to sell such warrants following such release.

      Such acquisition was effected pursuant to a Stock Purchase Agreement dated as of December 16, 1996. The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $4,091,077 of cost in excess of net assets of the business acquired.


NOTE 3.     CONVERTIBLE PREFERRED STOCK UNIT OFFERING

      In March 1997, the Company completed an Offering of 1,150,000 Units of its securities. Each Unit consisted of one share of Series B Convertible Preferred Stock and one Series IV Common Stock Purchase Warrant. The net proceeds to the Company, after deducting underwriting discounts and other expenses of the Offering, were $5,639,553. These proceeds were used in part to finance the cash portion of the purchase price of Webb. The remaining cash ($2,389,553) was used to repay the outstanding balance on Quest's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($639,553) retained by the Company for working capital.


NOTE 4.     REVOLVING CREDIT FACILITY.

      In connection with the acquisition of Webb, Quest entered into an amendment to its Loan & Security Agreement with a bank. The amendment provides for Quest to be able to borrow, for working capital purposes, loans of up to $3,000,000 under an annually renewable two-year revolving facility. The Loan Agreement contains a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. Interest on the revolving facility is due monthly at the prime rate plus 1%.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the three months ended March 31, 1997.

      The results of operations through March 31, 1997 include the operating results of the Company's fasteners and electronic hardware distribution ("Distribution") business and its alternative dispute resolution ("ADR") business. The Distribution business includes the operating results of Quest Electronic Hardware, Inc. ("Quest") for the three months ended March 31, 1997 and the operating results of Webb Distribution ("Webb") for the month ended March 31, 1997. Webb, which was acquired by Quest in March 1997, is a fasteners and electronic hardware distribution business serving the New England market.

      The following summarizes the results of operations for each of the Company's businesses and corporate for the three month period ended March 31, 1997:

                                THREE MONTHS ENDED MARCH 31, 1997
                     -------------------------------------------------------
                     DISTRIBUTION     ADR        CORPORATE         TOTAL
                     ------------  -----------  -------------   ------------

Revenue               $ 3,896,764   $   15,513   $         --   $  3,912,277
Costs and expenses      3,340,116       46,839        107,309      3,494,264
                     ------------  -----------  -------------   ------------

Operating income          556,648      (31,326)      (107,309)       418,013

Interest income
  (expense)               (62,378)          --          2,169        (60,209)
                     ------------  -----------  -------------   ------------

Income (loss)
  before taxes            494,270      (31,326)      (105,140)       357,804
Tax provision              32,750           --             --         32,750
                     ============  ===========  =============   ============

Net income (loss)    $    461,520  $   (31,326) $    (105,140)  $    325,054
                     ============  ===========  =============   ============



      The Company's revenues for the three months ended March 31, 1997 amounted to $3,912,277, compared with $2,818,500 for the three months ended March 31, 1996. The significant growth in the Company's revenues is due to the growth of its Distribution business, which had revenues of $3,896,764 in the 1997 period, representing a record level of sales for the business, compared with $2,767,137 for the comparable prior year period. The 1997 revenues of the Company's Distribution business include the growth in revenues of Quest in the markets it serves, including its 1996 expansion into the Austin,

Texas market and the revenues of Webb for the month of March 1997. Revenues of the ADR business for the three month ended March 31, 1997 declined 70% compared with the comparable period in the prior year. This decline reflects the effects of increased competition, which continue to erode the revenues of the ADR business. The Company has evaluated its alternatives with respect to the future operation of its ADR business and has concluded that it will sell or discontinue the business as of May 31, 1997.

      The Company's operating income was $418,013 for the three months ended March 31, 1997 compared with operating income of $217,387 for the comparable period of the prior year. The increase in operating income for the three month period ended March 31, 1997 compared with the comparable prior year period is primarily due to the operating income achieved by the Distribution business of $556,648 compared with operating income from the Distribution business of $314,689 for the comparable prior year period. The increase in operating income of the Distribution business resulted in a record level of operating income for the Company. The Distribution business' operating income of $556,648 for the three month period ended March 31, 1997 represents approximately 14% of its revenues, a relationship which is consistent with the historical performance of the Distribution business and greatly improved over recent quarters as the temporary pause in the semiconductor industry begins to reverse itself.

      Interest expense, which principally reflects the cost of borrowings associated with the Distribution business, amounted to $60,209 for the three months ended March 31, 1997 compared with $79,160 for the comparable prior year period. The decrease in interest expense principally reflects the pay down of revolving credit facilities of the Distribution business with a portion of the net proceeds received by the Company from the Preferred Stock Unit Offering in March 1997.

      The provision for income taxes for the three months ended March 31, 1997 principally reflects state income tax provisions for states in which the Distribution business conducts business. The provision for income taxes also includes a minimal provision for federal income taxes for the federal alternative minimum tax. The Company is not expected to have a regular federal income tax liability for 1997, as a result of the availability of net operating loss income tax carryforwards of approximately $12.5 million as of December 31, 1996, expiring in the years 2000 through 2009.

      Net income for the three months ended March 31, 1997 amounted to $325,054 compared with net income of $117,274 for the comparable period of the prior year. This improvement reflects the increased operating income of the Distribution business, partially reduced by income taxes and the increased operating losses of the ADR business.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1997, the Company had $873,900 in cash and short-term investments, compared to $74,400 as of December 31, 1996. As of March 31, 1997, the Company had working capital of $5,211,184, compared with working capital of $3,042,762 as of December 31, 1996.

      For the three months ended March 31, 1997, the net cash provided by the Company's operating activities amounted to $1,127,147, principally reflecting a decrease in prepaid expenses, other assets and inventories, and an increase in accounts payable and accrued expenses, as well as the profits of the Company's Distribution business offset in part by the increase in accounts receivable. Corporate expenses and the operations of the Company's ADR business continued to use cash, although at a reduced rate compared with prior years. As previously discussed, the Company has evaluated its alternatives with respect to the future operation of its ADR business and has concluded that it will sell or discontinue the business as of May 31, 1997.

      For the three months ended March 31, 1997, the net cash used in the Company's investing activities amounted to $4,923,189, including $4,921,809 net cash consideration paid for the acquisition of Webb Distribution. In addition, the Company had capital expenditures $1,380 for the acquisition of fixed assets, primarily computer and warehouse equipment to support the continued growth of the Company's Distribution business. The Company does not have significant commitments for capital expenditures as of March 31, 1997 and no significant commitments are anticipated for the remainder of 1997.

      For the three months ended March 31, 1997, the net cash provided by the Company's financing activities amounted to $4,593,860, which consists of $5,639,553 in net proceeds derived from an Offering of Units of the Company's securities, a $750,000 note payable to the seller of Webb and $375,000 in warrants issued to the seller of Webb as a down payment on the purchase price of Webb, reduced by repayments of Quest's and Webb's revolving facilities of $2,033,193 and $137,500 of principal repaid on the term debt.

      In connection with the acquisition of Webb, Quest increased its revolving facility to $3,000,000, under terms and conditions generally consistent with those already in effect for the original facility. At March 31, 1997, $95,566 was borrowed and outstanding under the revolving facility. The remaining amount of the $3,000,000 revolving facility, or $2,904,434, was fully available at March 31, 1997 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate. As of May 12, 1997, the interest rate on the amount outstanding under the revolving facility was 9.25%. In order to secure the obligations of Quest under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender and a major shareholder of the Company guaranteed the obligations of Quest under the loan agreement.

      The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in lines of business complementary to the Distribution businesses. While certain of such potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meets its obligations through 1997, exclusive of any cash requirements which may come about as a result of other business acquisitions.

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

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits:

10.1 Amendment No. 4, dated as of April 9, 1997, to the Loan and Security Agreement, dated as of March 31, 1995, Between Silicon Valley Bank and Quest Electronics Hardware, Inc.

            Reports on Form 8-K:

            Not applicable.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUESTRON TECHNOLOGY, INC.


                                       (1)  Principal Executive Officer:

Date:   May  14,  1997                       /s/ Dominc A. Polimeni
        --------------                       ----------------------
                                             Dominic A. Polimeni
                                             Chief Executive Officer

                                       (2)  Principal Financial and Accounting
                                             Officer:

Date:   May 14,  1997                        /s/ Milton M. Adler
        -------------                        -------------------
                                             Milton M. Adler
                                             Treasurer