Form 10QSB
period 1997-06-30
QUESTRON TECHNOLOGY INC
filed 1997-08-14
CIK 732152

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------

                                  FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-------  EXCHANGE ACT OF 1934

                            For the quarterly period ended    June 30, 1997
                                                          ---------------------


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- AND EXCHANGE ACT OF 1934

                            For the transition period from         to
                                                          ---------  ----------


                            Commission File Number            0-13324
                                                  -----------------------------


                           QUESTRON TECHNOLOGY, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Delaware                                    23-2257354
------------------------------------        -----------------------------------
  (State or other jurisdiction of                   (I. R. S. Employer
   incorporation or organization)                  Identification Number)


6400 Congress Avenue, Suite 200A, Boca Raton, FL              33487
------------------------------------------------    ---------------------------
   (Address of principal executive offices)                (Zip Code)


                                (561) 241 - 5251
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X             No
                               -----             -----

     As of August 11, 1997, there were 1,585,484 shares of the issuer's Common Stock and 1,150,000 shares of the issuer's Series B Convertible Preferred Stock outstanding.

                           QUESTRON TECHNOLOGY, INC.

                                     INDEX





                                                                       Page No.
                                                                       --------
PART I.    Financial Information

  Item 1.  Financial Statements (unaudited)

               Consolidated Balance Sheet -
               At June 30, 1997 and December 31, 1996                      3

               Consolidated Statement of Operations -
               For the Three Month and Six Month Periods Ended
               June 30, 1997 and 1996                                      4

               Consolidated Statement of Cash Flows -
               For the Six Month Periods Ended June 30, 1997 and 1996
                                                                           5

               Notes to Consolidated Financial Statements                6 - 8

  Item 2.  Management's Discussion and Analysis or Plan of Operation     9 - 12

PART II.   Other Information                                               13

Signature Page                                                             14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     AT JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                                  JUNE 30,              DECEMBER 31,
                                                                                    1997                    1996
                                                                                -------------           ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                    $     774,814           $     74,400
   Accounts receivable, less allowance for
      doubtful accounts of $118,344 and $53,773, respectively                       2,646,225              1,228,803
   Other receivables                                                                   39,831                 14,638
   Inventories                                                                      4,594,453              3,168,767
   Other current assets                                                               150,465                 83,417
                                                                                --------------          -------------
Total current assets                                                                8,205,788              4,570,025

Property and equipment - net                                                          491,655                373,367
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $420,156 and $303,356, respectively            10,379,735              6,694,153
Other assets                                                                          296,772                394,249
                                                                                ==============          =============
      Total assets                                                              $  19,373,950           $ 12,031,794
                                                                                ==============          =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                        $   2,108,549           $    977,263
   Current portion of long-term debt                                                  625,000                550,000
                                                                                --------------          -------------
Total current liabilities                                                           2,733,549              1,527,263
Long-term debt                                                                        874,739              1,785,000
                                                                                --------------          -------------
      Total liabilities                                                             3,608,288              3,312,263
                                                                                --------------          -------------
Commitments and Contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value; authorized 10,000,000
     shares; 1,150,000 issued and outstanding                                          11,500                     --
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 1,597,333 shares in 1997 and 1996                                   1,597                  1,547
   Additional paid-in capital                                                      30,182,222             23,880,069
   Accumulated deficit                                                            (14,074,179)           (14,806,607)
                                                                                --------------          -------------
                                                                                   16,121,140              9,075,009
   Less: Treasury stock, 11,849 shares,  at cost                                    (355,478)              (355,478)
                                                                                --------------          -------------
Total shareholders' equity                                                         15,765,662              8,719,531
                                                                                --------------          -------------
Total liabilities and shareholders' equity                                      $  19,373,950           $ 12,031,794
                                                                                ==============          =============

                See notes to consolidated financial statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 1997 AND 1996


                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                              ------------------------    -----------------------

                                                 1997          1996          1997         1996
                                              ----------    ----------    ----------   ----------
Revenue:
   Sales                                      $5,156,400    $2,848,086    $9,053,164   $5,615,223
   Fee income                                     24,660        40,550        40,173       91,913
                                              ----------    ----------    ----------   ----------
                                               5,181,060     2,888,636     9,093,337    5,707,136
                                              ----------    ----------    ----------   ----------
Operating costs and expenses:
   Cost of products and services sold          3,130,894     1,691,449     5,459,268    3,366,936
   Selling, general & administration expenses  1,433,823       908,298     2,519,843    1,769,652
   Depreciation and amortization                 101,557        64,677       181,427      128,949
                                              ----------    ----------    ----------   ----------
                                               4,666,274     2,664,424     8,160,538    5,265,537
                                              ----------    ----------    ----------   ----------
Operating income                                 514,786       224,212       932,799      441,599
Interest expense                                  66,890        80,093       127,099      159,253
                                              ----------    ----------    ----------   ----------
Income before income taxes                       447,896       144,119       805,700      282,346
Provision for income taxes                        40,524        18,697        73,274       39,650
                                              ----------    ----------    ----------   ----------
Net income                                    $  407,372    $  125,422       732,426      242,696
                                              ==========    ==========    ==========   ==========
Net income used in per common share
    calculation (reflecting deduction of
    preferred stock dividends)                $  374,309    $  125,422    $  699,363      242,696
                                              ==========    ==========    ==========   ==========
Net income per common share                       $  .12        $  .08        $  .27       $  .16
                                              ==========    ==========    ==========   ==========
Average number of common shares and
 common share equivalents outstanding          3,237,886     1,539,817     2,607,376    1,540,533
                                              ==========    ==========    ==========   ==========


                See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                                                                       JUNE 30,      JUNE 30,
                                                                        1997           1996
                                                                    ------------     --------
Cash flows from operating activities:
  Net income                                                        $   732,426      $242,696
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                     181,427       128,949
      Provision for doubtful accounts                                    38,571        28,975
      Loss on sale of fixed assets                                           --         2,184
  Change in assets and liabilities:
     (Increase) in accounts receivable                                 (244,453)      (78,960)
     (Increase) decrease in other receivables                           (25,093)       36,955
     Decrease in inventories                                            292,774       141,254
     Decrease (increase) in prepaid expenses and other assets           282,654      (136,039)
     Decrease in accounts payable and accrued expenses                  (48,884)     (263,215)
                                                                    ------------     ---------
     Net cash provided by operating activities                        1,209,422       102,799
                                                                    ------------     ---------
Cash flows from investing activities:
  Consideration paid for acquired businesses                         (4,870,859)           --
  Proceeds from sale of fixed assets                                         --           280
  Acquisition of property and equipment                                 (37,371)      (47,862)
                                                                    ------------     ---------
     Net cash used for investing activities                          (4,908,230)      (47,582)
                                                                    ------------     ---------
Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                          --       470,000
  Notes issued for acquired business                                    750,000            --
  Satisfaction of notes issued for acquired business                   (375,000)           --
  Proceeds from issuance of stock                                       299,050            --
  Proceeds from issuance of warrants                                    375,000            --
  Proceeds from Convertible Preferred Stock Unit Offering             6,900,000            --
  Costs associated with  Convertible Preferred Stock Unit Offering   (1,260,447)           --
  Repayment of long-term debt                                          (427,149)     (275,000)
  Repayment of revolving facilities                                  (2,025,071)           --
                                                                    ------------     ---------
     Net cash provided by financing activities                        4,236,383       195,000
                                                                    ------------     ---------
Increase in cash and cash equivalents                                   537,575       250,217
Cash and cash equivalents at beginning of period                        237,239        39,358
                                                                    ============     =========
Cash and cash equivalents at end of period                          $   774,814      $289,575
                                                                    ============     =========

                See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996


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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The consolidated balance sheet at December 31, 1996 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996


         Such acquisition was effected pursuant to a Stock Purchase Agreement dated as of December 16, 1996. The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $3,723,277 of cost in excess of net assets of the business acquired.

         In connection with the sale of the Webb warrants by the majority shareholder of Webb, Note A (as described in (ii) above) was satisfied pursuant to the terms of the acquisition agreement.


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


NOTE 4.  REVOLVING CREDIT FACILITY.

         In connection with the acquisition of Webb, Quest entered into an amendment to its Loan & Security Agreement with a bank. The amendment provides for Quest to be able to borrow, for working capital purposes, up to $3,000,000 under an annually renewable two-year revolving facility. The Loan Agreement contains a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. Interest on the revolving facility is due monthly at the prime rate plus 1%.


NOTE 5.  ACQUISITION OF IMS CORPORATION.

         In May 1997, the Company acquired 100% of the stock of IMS Corporation ("IMS"), a privately owned company. The purchase price of IMS consisted of 50,000 shares of the Company's common stock and an additional 75,000 shares of the Company's common stock to be issued to the seller if IMS attains certain earnings targets. In addition, the acquisition agreement calls for deferred purchase payments of up to $1.5 million based on the future earnings of IMS.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996


NOTE 6.  SUBSEQUENT EVENTS.

         In July 1997, the Company announced that it has signed a letter of intent for the acquisition of Power Components, Inc. ("PCI"), a Philadelphia distributor of lithium batteries and battery packs and assemblies. The agreement calls for the Company to purchase the business and net assets of PCI for $1.5 million, consisting of a combination of cash, debt and shares of common stock of the Company.

         Also in July 1997, the Company announced that it has entered into an agreement to sell its ADR business as of June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

For the three month and six month periods ended June 30, 1997.

         The results of operations through June 30, 1997 include the operating results of the Company's fasteners and electronic hardware distribution ("Distribution") business and its alternative dispute resolution ("ADR") business. The Distribution business includes the operating results of Quest Electronic Hardware, Inc. ("Quest") for the six months ended June 30, 1997, the operating results of Webb Distribution ("Webb") for the four months ended June 30, 1997 and the operating results of IMS Corporation ("IMS") for the month ended June 30, 1997. Webb, which was acquired by Quest in March 1997, is a fasteners and electronic hardware distribution business serving the New England market. IMS, which was acquired by the Company in May 1997, is a master distributor of fasteners and electronic hardware.

         The following summarizes the results of operations for each of the Company's businesses and corporate for the three month and six month periods ended June 30, 1997:

                                    THREE MONTHS ENDED JUNE 30, 1997
                           ----------------------------------------------------
                           DISTRIBUTION     ADR       CORPORATE       TOTAL
                           ------------   --------    ---------    ------------
Revenue                     $5,156,400    $ 24,660    $      --    $  5,181,060
Costs and expenses           4,510,271      46,569      109,434       4,666,274
                            ----------    --------    ---------    ------------
Operating income               646,129     (21,909)    (109,434)        514,786
Interest income (expense)      (70,336)         --        3,446         (66,890)
                            ----------    --------    ---------    ------------
Income (loss) before taxes     575,793     (21,909)    (105,988)    447,896,538
Tax provision                   40,524          --           --          40,524
                            ==========    ========    =========    ============
Net income (loss)           $  535,269    $(21,909)   $(105,988)   $    407,372
                            ==========    ========    =========    ============

                                     SIX MONTHS ENDED JUNE 30, 1997
                            ---------------------------------------------------
                            DISTRIBUTION      ADR      CORPORATE       TOTAL
                            ------------   --------    ---------     ----------
Revenue                      $9,053,164    $ 40,173    $      --     $9,093,337
Costs and expenses            7,850,387      93,408      216,743      8,160,538
                             ----------    --------    ---------     ----------
Operating income              1,202,777     (53,235)    (216,743)       932,799
Interest income (expense)      (132,714)         --        5,615        127,099
                             ----------    --------    ---------     ----------
Income (loss) before taxes    1,070,063     (53,235)    (211,128)       805,700
Tax provision                    73,274          --           --         73,274
                             ==========    ========    =========     ==========
Net income (loss)            $  996,789    $(53,235)   $(211,128)    $  732,426
                             ==========    ========    =========     ==========


         The Company's revenues for the three and six month periods ended June 30, 1997 amounted to $5,181,060 and $9,093,337, respectively. The significant growth in the Company's revenues for the three and six month periods ended June 30, 1997 over the comparable prior year periods is due to the growth of its Distribution business. Such growth was accomplished through the acquisition of Webb in March of 1997 along with the continuing growth of the business of Quest. Revenues for the Distribution business amounted to $5,156,400 and $9,053,164 for the three month and six month periods ended June 30, 1997, respectively, which represent a record level of sales for the business, compared with $2,848,086 and $5,615,223 for the comparable prior year periods. Revenues of the ADR business for the three month and six month periods ended June 30, 1997 declined 39% and 56%, respectively, compared with the comparable periods in the prior year. This decline reflects the effects of increased competition, which continue to erode the revenues of the ADR business. The Company has evaluated its alternatives with respect to the future operation of its ADR business and has entered into an agreement to sell the business as of June 30, 1997.

         The Company's operating income was $514,786 and $932,799, respectively, for the three month and six month periods ended June 30, 1997, compared with operating income of $224,212 and $441,599 for the comparable prior year periods. The increase in operating income for the three month and six month periods ended June 30, 1997 compared with the comparable prior year periods is primarily due to the operating income achieved by the Distribution business. The operating income of the Distribution business was $646,129 and $1,202,777 for the three and six month periods ended June 30, 1997, compared with operating income from the Distribution business of $334,279 and $648,968 for the comparable prior year periods. The increase in operating income of the

Distribution business resulted in a record level of operating income for the Company. The Distribution business' operating income of $646,129 and $1,202,777 for the three month and six month periods ended June 30, 1997 represent approximately 13% of its revenues, a relationship which is consistent with the historical performance of the Distribution business.

         Interest expense for the three and six month periods ended June 30, 1997 amounted to $66,890 and $127,099, respectively, which principally reflects the cost of borrowings associated with the Distribution business. For the comparable periods of the prior year, the Company's results include interest expense of $80,093 and $159,253, respectively. The decrease in interest expense principally reflects the pay down of revolving credit facilities of the Distribution business with a portion of the net proceeds received by the Company from the Preferred Stock Unit Offering in March 1997.

         The provision for income taxes for the three month and six month periods ended June 30, 1997 principally reflects state income tax provisions for states in which the Distribution business conducts business. The provision for income taxes also includes a minimal provision for federal income taxes for the federal alternative minimum tax. The Company is not expected to have a regular federal income tax liability for 1997, as a result of the availability of net operating loss income tax carryforwards of approximately $12.5 million as of December 31, 1996, expiring in the years 2000 through 2009.

         Net income for the three month and six month periods ended June 30, 1997 amounted to $407,372 and $732,426, respectively, compared with net income of $125,422 and $242,696 for the comparable prior year periods. This improvement reflects the increased operating income of the Distribution business, partially reduced by income taxes and the increased operating losses of the ADR business.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had $774,814 in cash and short-term investments, compared to $74,400 as of December 31, 1996. As of June 30, 1997, the Company had working capital of $5,472,239, compared with working capital of $3,042,762 as of December 31, 1996.

         For the six months ended June 30, 1997, the net cash provided by the Company's operating activities amounted to $1,209,422, principally reflecting decreases in prepaid expenses, other assets and inventories, as well as the profits of the Company's Distribution business, offset in part by increases in accounts receivable and other receivables, together with decreases in accounts payable and accrued expenses. Corporate expenses and the operations of the Company's ADR business continued to use cash. As previously discussed, the Company has evaluated its alternatives with respect to the future operation of its ADR business and has entered into an agreement to sell the business as of June 30, 1997.

         For the six months ended June 30, 1997, the net cash used in the Company's investing activities amounted to $4,908,230, including $4,870,859 of consideration paid for acquired businesses. In addition, the Company had capital expenditures $37,371 for the acquisition of fixed assets, primarily computer and warehouse equipment to support the continued growth of the Company's Distribution business. The Company does not have significant commitments for capital expenditures as of June 30, 1997 and no significant commitments are anticipated for the remainder of 1997.

         For the six months ended June 30, 1997, the net cash provided by the Company's financing activities amounted to $4,236,383, which consists of $5,639,553 in net proceeds derived from an Offering of Units of the Company's securities, $750,000 in notes payable to the seller of Webb, $375,000 in warrants issued to the seller of Webb as a down payment on the purchase price of Webb and $299,050 of stock issued to the seller of IMS, reduced by repayments of Quest's and Webb's revolving facilities of $2,025,071, $412,500 of principal repaid on the term debt, $14,649 of principal repaid on Note B due to the seller of Webb and the satisfaction of the $375,000 Note A due to the seller of Webb in accordance with the terms of the agreement as a result of the sale by the majority shareholder of Webb of the warrants received as a part of the consideration.

         In connection with the acquisition of Webb, Quest increased its revolving facility to $3,000,000, under terms and conditions generally consistent with those already in effect for the original facility. At June 30, 1997, $109,762 was borrowed and outstanding under the revolving facility. Of the remaining $2,890,238 of the revolving credit facility, $2,742,503 was available at June 30, 1997 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate. As of August 11, 1997, the interest rate on the amount outstanding under the revolving facility was 9.5%. In order to secure the obligations of Quest under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of Quest which the Company held at the date of such agreement and any shares of Quest in which the Company may thereafter acquire an interest. In addition, Quest granted a security interest in substantially all of its assets to the lender and a major shareholder of the Company guaranteed the obligations of Quest under the loan agreement.

         The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in lines of business complementary to the Distribution businesses. While certain of such potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meets its obligations through 1997, including the acquisition of Power Components, Inc. announced in July 1997, but exclusive of any cash requirements which may come about as a result of other business acquisitions.

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

                                       QUESTRON TECHNOLOGY, INC.

                                  (1)  Principal Executive Officer:

Date:  August 12,  1997                /s/ Dominc A. Polimeni
       ----------------                ----------------------
                                       Dominic A. Polimeni
                                       Chief Executive Officer

                                  (2)  Principal Financial and Accounting
                                       Officer:

Date:  August 12,  1997                /s/ Milton M. Adler
       ----------------                -------------------
                                       Milton M. Adler
                                       Treasurer