Form 10-Q
period 1997-09-30
QUESTRON TECHNOLOGY INC
filed 1997-11-14
CIK 732152

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------

                                  FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended  September 30, 1997
                                                  --------------------


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the transition period from            to
                                                  ----------    ----------

                   Commission File Number     0-13324
                                          ---------------

                           QUESTRON TECHNOLOGY, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                     Delaware                               23-2257354
------------------------------------------------   ----------------------------
        (State or other jurisdiction of                 (I. R. S. Employer
         incorporation or organization)               Identification Number)

6400 Congress Avenue, Suite 200A, Boca Raton, FL               33487
------------------------------------------------   ----------------------------
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

                                 Yes [X] No [ ]

     As of November 11, 1997, there were 2,110,590 shares of the issuer's Common Stock and 1,150,000 shares of the issuer's Series B Convertible Preferred Stock outstanding.

                           QUESTRON TECHNOLOGY, INC.


                                     INDEX


                                                                Page No.
                                                                --------
PART I.   Financial Information

  Item 1. Financial Statements (unaudited)

                Consolidated Balance Sheet -
                At September 30, 1997 and December 31, 1996         3

                Consolidated Statement of Operations -
                For the Three Month and Nine Month Periods
                Ended September 30, 1997 and 1996                   4

                Consolidated Statement of Cash Flows -
                For the Nine Month Periods Ended September 30,
                1997 and 1996                                       5

                Notes to Consolidated Financial Statements        6 - 8

  Item 2. Management's Discussion and Analysis or Plan of         9 - 11
          Operation

PART II.  Other Information                                      12 - 13

Signature Page                                                     14

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS
                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997         1996
                                                      ------------- ------------
Current assets:
   Cash and cash equivalents                           $ 1,080,857   $   74,400
   Accounts receivable, less allowance for
      doubtful accounts of $121,193 and $53,773,
      respectively                                       4,367,496    1,228,803
   Other receivables                                         6,851       14,638
   Inventories                                           7,262,456    3,168,767
   Other current assets                                    191,657       83,417
                                                       ------------ ------------
Total current assets                                    12,909,317    4,570,025

Property and equipment - net                               857,164      373,367
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $506,675 and
   $303,356, respectively                               20,093,096    6,694,153
Other assets                                               388,244      394,249
                                                       ============ ============
      Total assets                                     $34,247,821  $12,031,794
                                                       ============ ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses               $ 3,774,402  $   977,263
   Current portion of long-term debt                     1,741,667      550,000
                                                       ------------ ------------

Total current liabilities                                5,516,069    1,527,263
Long-term debt                                           9,006,180    1,785,000
                                                       ------------ ------------
      Total liabilities                                 14,522,249    3,312,263
                                                       ------------ ------------
Commitments and Contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value; authorized
     10,000,000 shares; 1,150,000 issued and
     outstanding                                            11,500           --
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 2,122,439 shares in 1997 and
     1,547,333 shares in 1996                                2,122        1,547
   Additional paid-in capital                           33,508,244   23,880,069
   Accumulated deficit                                 (13,440,816) (14,806,607)
                                                       ------------ ------------
                                                        20,081,050    9,075,009
   Less: Treasury stock, 11,849 shares,  at cost         (355,478)    (355,478)
                                                       ------------ ------------
Total shareholders' equity                              19,725,572    8,719,531
                                                       ------------ ------------
Total liabilities and shareholders' equity             $34,247,821  $12,031,794
                                                       ============ ============

               See notes to consolidated financial statements.

                   QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTH AND NINE MONTH PERIODS
                       ENDED SEPTEMBER 30, 1997 AND 1996

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                -------------------------   -------------------------
                                    1997         1996          1997           1996
                                -----------   -----------   -----------   -----------
Revenues ....................   $ 6,645,650   $ 2,557,804   $15,738,987   $ 8,264,940
                                -----------   -----------   -----------   -----------

Operating costs and expenses:
   Cost of products sold ....     4,048,925     1,487,566     9,508,193     4,854,502
   Selling, general &
     administrative expenses.     1,692,182       773,742     4,212,025     2,543,394
   Depreciation and
   amortization..............       127,325        64,580       308,752       193,529
                                -----------   -----------   -----------   -----------
                                  5,868,432     2,325,888    14,028,970     7,591,425
                                -----------   -----------   -----------   -----------

Operating income ............       777,218       231,916     1,710,017       673,515

Interest expense ............        79,433        75,378       206,532       234,631
                                -----------   -----------   -----------   -----------

Income before income taxes ..       697,785       156,538     1,503,485       438,884
Provision for income taxes ..        64,426         9,733       137,700        49,383
                                -----------   -----------   -----------   -----------
Net income ..................   $   633,359   $   146,805     1,365,785       389,501
                                ===========   ===========   ===========   ===========
Net income used in per common
  share calculation
  (reflecting deduction of
  preferred .................   $   600,296   $   146,805   $ 1,299,659   $   389,501
                                ===========   ===========   ===========   ===========

Net income per common share .   $       .18   $       .10   $       .45   $       .25
                                ===========   ===========   ===========   ===========
Average number of common
  shares and common share
  equivalents outstanding ...     3,364,478     1,538,214     2,869,330     1,539,985
                                ===========   ===========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                     1997            1996
                                                 ------------    ------------
Cash flows from operating activities:
  Net income .................................   $  1,365,785    $    389,501
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..........        308,752         193,529
      Provision for doubtful accounts ........         62,093           6,975
      Loss on sale of fixed assets ...........           --             2,184
  Change in assets and liabilities:
     (Increase) decrease in accounts
       receivable ............................       (838,531)         73,250
     Decrease in other receivables ...........        337,506          36,955
     (Increase) decrease in inventories ......       (303,490)        210,190
     Decrease (increase) in prepaid expenses
       and other assets ......................        194,065        (236,138)
     Increase (decrease) in accounts payable
       and accrued expenses ..................        142,235        (332,957)
                                                 ------------    ------------
     Net cash provided by operating activities      1,268,415         343,459
                                                 ------------    ------------
Cash flows from investing activities:
  Consideration paid for acquired businesses .    (17,088,823)           --
  Proceeds from sale of fixed assets .........           --               280
  Acquisition of property and equipment ......        (78,759)        (47,862)
                                                 ------------    ------------
     Net cash used for investing activities ..    (17,167,582)        (47,582)
                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving
    facility .................................           --           437,500
  Notes issued for acquired businesses .......      1,000,000            --
  Proceeds from long-term debt ...............     10,000,000
  Satisfaction of note issued for acquired
    business .................................       (375,000)           --
  Proceeds from issuance of stock ............      3,630,338            --
  Proceeds from issuance of warrants .........        375,000            --
  Proceeds from Convertible Preferred Stock
    Unit Offering ............................      6,900,000            --
  Costs associated with  Convertible
    Preferred Stock Unit Offering ............     (1,260,447)           --
  Repayment of long-term debt ................     (1,375,000)       (412,500)
  Repayment of note issued for acquired
    business .................................        (29,668)
  Repayment of revolving facilities ..........     (2,143,747)           --
                                                 ------------    ------------
     Net cash provided by financing activities     16,721,476          25,000
                                                 ------------    ------------

Increase in cash and cash equivalents ........        822,309         320,877
Cash and cash equivalents at beginning of
  period .....................................        258,548          39,358
                                                 ============    ============
Cash and cash equivalents at end of period ...   $  1,080,857    $    360,235
                                                 ============    ============

               See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The consolidated balance sheet at December 31, 1996 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2.  ACQUISITION OF WEBB DISTRIBUTION.

         In March 1997, the Company acquired 100% of the issued and outstanding capital stock of Comp Ware, Inc. d/b/a Webb Distribution ("Webb"), a privately owned company. The business of Webb is substantially similar to the fastener, electronic hardware, and related products value-added distribution business of the Company, serving customers in the high-technology equipment manufacturing industry. The purchase price of Webb consisted of:

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

                   QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

         Such acquisition was effected pursuant to a Stock Purchase Agreement dated as of December 16, 1996. The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $3,723,277 of cost in excess of net assets of the business acquired.

         In connection with the sale of the Webb warrants by the majority shareholder of Webb, Note A (as described in (ii) above) was satisfied pursuant to the terms of the acquisition agreement, effectively resulting in a $375,000 reduction in the cost of the acquisition.

NOTE 3.  CONVERTIBLE PREFERRED STOCK UNIT OFFERING

         In March 1997, the Company completed an Offering of 1,150,000 Units of its securities. Each Unit consisted of one share of Series B Convertible Preferred Stock and one Series IV Common Stock Purchase Warrant. The net proceeds to the Company, after deducting underwriting discounts and other expenses of the Offering, were $5,639,553. These proceeds were used in part to finance the cash portion of the purchase price of Webb. The remaining cash ($2,389,553) was used to repay the outstanding balance on the Company's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($639,553) retained by the Company for working capital.

NOTE 4.  ACQUISITION OF INTEGRATED MATERIAL SYSTEMS, INC.

         In June 1997, the Company acquired 100% of the issued and outstanding capital stock of Integrated Material Systems, Inc. ("IMS"), a privately owned company. The purchase price of IMS consisted of 50,000 shares of the Company's common stock and an additional 75,000 shares of the Company's common stock to be earned by if IMS attains certain earnings targets. In addition, the acquisition agreement calls for deferred purchase payments of up to $1,500,000 in cash based on the future earnings of IMS.

NOTE 5.  ACQUISITION OF POWER COMPONENTS, INC.

         In September 1997, the Company purchased the net operating assets of Power Components, Inc. ("PCI"), a privately owned Philadelphia distributor of lithium batteries and customized battery packs and assemblies, through a simultaneously acquired wholly-owned subsidiary. The purchase price of PCI consisted of:

         (i)    $900,000 in cash;

         (ii)   50,000 shares of the Company's common stock;

         (iii)  a note payable in the amount of $250,000; and

         (iv) 100,000 shares of the Company's common stock to be earned if PCI attains certain earnings targets.

                   QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

         Such transactions were effected pursuant to an Asset Purchase Agreement and a Stock Purchase Agreement dated September 4, 1997. The Company has accounted for such transactions using the purchase method of accounting. In connection with these transactions, the Company recorded $1,231,062 of cost in excess of net assets of the business acquired.

NOTE 6.  ACQUISITION OF CALIFORNIA FASTENERS, INC.

         In September 1997, the Company acquired 100% of the issued and outstanding capital stock of California Fasteners, Inc. ("Calfast"), a privately owned company. The purchase price of Calfast consisted of:

         (i)    $6,594,441 in cash;

         (ii)   the assumption of $1,058,712 in debt net of cash on hand;

         (iii) 475,106, shares of the Company's common stock, including 125,896 shares of the Company's common stock which sellers of Calfast may put to the Company, valued at $2,981,288;

         (iv) up to $795,559 in cash to be paid if Calfast attains certain earnings targets for the four month period ending December 31, 1997; and

         (v) up to $3,500,000 (50% in cash and 50% in shares of the Company's common stock) if Calfast attains certain earnings targets for the year ending December 31, 1998.

         The acquisition of Calfast was effected pursuant to a Stock Purchase Agreement dated as of August 29, 1997. The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $8,355,314 of cost in excess of net assets of the business acquired.

NOTE 7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

         In connection with the acquisitions of PCI and Calfast, the Company entered into a loan agreement with a bank. The agreement provides for a $14,000,000 credit facility consisting of a six-year term loan for $10,000,000 and a $4,000,000 revolving credit facility. The loan agreement contains a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At September 30, 1997, the entire $4,000,000 revolving credit facility was available to the Company, of which no amount was borrowed and outstanding. Interest on the revolving facility is due monthly at the prime rate plus 1%. Interest on the six-year term loan is due monthly at the prime rate plus 1.5%.

NOTE 8.  DISPOSITION OF THE ADR BUSINESS

         As of June 30, 1997, the Company sold its ADR business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 1997.

         The results of operations through September 30, 1997 include the operating results of the Company's distribution business. The Company's alternative dispute resolution ("ADR") business was sold as of June 30, 1997. The distribution business includes the operating results of Quest Electronic Hardware, Inc. ("Quest") for the nine months ended September 30, 1997, the operating results of Webb Distribution ("Webb") for the seven months ended September 30, 1997, the operating results of Integrated Material Systems, Inc. ("IMS") for the four months ended September 30, 1997, and the operating results of California Fasteners, Inc. ("Calfast") and Power Components, Inc. ("PCI") for the month ended September 30, 1997. Webb, which was acquired by the Company in March 1997, is a fastener and electronic hardware distribution business serving the New England market. IMS, which was acquired by the Company in June 1997, is a master distributor of fasteners based in Scottsdale, AZ. PCI, which was acquired by the Company in September 1997, is a distributor of lithium batteries and customized battery packs and assemblies, located outside of Philadelphia, PA. Calfast, which was acquired by the Company in September of 1997, is a fasteners and related products distribution business with locations in Anaheim, CA, San Diego, CA and Phoenix, AZ.

         The Company's revenues for the three and nine month periods ended September 30, 1997 amounted to $6,645,650 and $15,738,987, respectively, which represent a record level of revenues for the Company, compared with $2,557,804 and $8,264,940 for the comparable prior year periods. The significant growth in the Company's revenues for the three and nine month periods is due to the acquisition of Webb in March of 1997, the acquisition of IMS in June of 1997 and the acquisitions of Calfast and PCI in September of 1997, along with the continued internal growth of Quest.

         The Company's operating income was $777,218 and $1,710,017, respectively, for the three month and nine month periods ended September 30, 1997, which represent a record level of operating income for the Company, compared with operating income of $231,916 and $673,515 for the comparable prior year periods. The increase in operating income for the three month and nine month periods is due to the acquisitions discussed above and internal growth. The operating income for the three month and nine month periods ended September 30, 1997 represent approximately 12% of revenues, a relationship which is consistent with the historical performance of the business.

         Interest expense for the three and nine month periods ended September 30, 1997 amounted to $79,433 and $206,532, respectively. For the comparable periods of the prior year, the Company's results include interest expense of $75,378 and $234,631, respectively. The increase in interest expense for the three month period ended September 30, 1997 over the comparable prior year period reflects the cost of additional borrowings obtained during the month of September 1997 for the acquisition of Calfast and PCI. The decrease in interest expense for the nine month period ended September 30, 1997 over the comparable prior year period principally reflects the pay down of revolving credit facilities with a portion of the net proceeds received by the Company from the Preferred Stock Unit Offering in March 1997, offset in part by the cost of the additional borrowings related to the acquisitions of Calfast and PCI.

      The provision for income taxes for the three month and nine month periods ended September 30, 1997 principally reflects state income tax provisions for states in which the

Company conducts business. The provision for income taxes also includes a minimal provision for federal income taxes for the federal alternative minimum tax. The Company is expected to have a minimal regular federal income tax liability for 1997, as a result of the availability of net operating loss income tax carryforwards of approximately $13 million as of December 31, 1996, expiring in the years 2000 through 2009.

         Net income for the three month and nine month periods ended September 30, 1997 amounted to $633,359 and $1,365,785, respectively, compared with net income of $146,805 and $389,501 for the comparable prior year periods. This improvement reflects the increased operating income of the Company as a result of the acquisitions of Webb, IMS, PCI and Calfast, as well as the growth in the business of Quest, partially reduced by income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had $1,080,857 in cash and short-term investments, compared to $74,400 as of December 31, 1996. As of September 30, 1997, the Company had working capital of $7,393,248, compared with working capital of $3,042,762 as of December 31, 1996.

         For the nine months ended September 30, 1997, the net cash provided by the Company's operating activities amounted to $1,268,415, principally reflecting the profits of the Company's business, as well as decreases in prepaid expenses, other assets and other receivables, and increases in accounts payable and accrued expenses, offset in part by increases in accounts receivable and inventories.

         For the nine months ended September 30, 1997, the net cash used in the Company's investing activities amounted to $17,167,582, including $17,088,823 of consideration paid for acquired businesses. In addition, the Company had capital expenditures of $78,759 for the acquisition of fixed assets, primarily computer and warehouse equipment to support the continued growth of the Company's business. The Company does not have significant commitments for capital expenditures as of September 30, 1997, other than a $375,000 commitment for a new on-line, real-time computer system. No other significant commitments are anticipated for the remainder of 1997.

         For the nine months ended September 30, 1997, the net cash provided by the Company's financing activities amounted to $16,721,476, which consists of $5,639,553 in net proceeds derived from an Offering of Units of the Company's securities, $750,000 in notes payable to a seller of Webb, $375,000 in warrants issued to a seller of Webb as a down payment on the purchase price of Webb, $299,050 of stock issued to the sellers of IMS, $250,000 in notes payable to the sellers of PCI, $10,000,000 of bank financing for the acquisitions of PCI and Calfast, $2,981,288 of common stock issued to the sellers of Calfast, $350,000 of common stock issued to the sellers of PCI, reduced by repayments of revolving facilities of $2,143,747, term debt principal payments of $1,375,000, principal payments of $29,668 on Note B due to a seller of Webb and the satisfaction of the $375,000 Note A due to a seller of Webb in accordance with the terms of the agreement as a result of the sale by such majority shareholder of Webb of the warrants received as a part of the consideration.

         In connection with the acquisitions of Calfast and PCI, the Company increased its revolving facility to $4,000,000, under terms and conditions generally consistent with those of its original facility. At September 30, 1997, no amounts were borrowed or outstanding under the revolving facility. The entire amount of the $4,000,000 revolving credit facility was available at September 30, 1997 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate. As of November 11, 1997, the interest rate under the revolving facility was 9.5%. In order to secure the obligations of the Company and its subsidiaries under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of each of the subsidiaries which the Company held at the date of such agreement and any shares of the subsidiaries in which the Company may thereafter acquire an interest. In addition, the Company and its subsidiaries granted a security interest in substantially all of their assets to the lender.

         The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meets its obligations through 1998, exclusive of any cash requirements which may come about as a result of other business acquisitions.

         Certain information contained in this report on Form 10-QSB includes "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in the Company's current report on Form 8-K filed with the SEC on October 7, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On July 16, 1997, Unit Instruments, Inc., a California corporation ("Unit"), filed a complaint against California Fasteners, Inc. ("Calfast") and others, including the manufacturer of the products involved, in the Superior Court of the State of California for Orange County (the "Complaint"). The Complaint alleges breach of contract, breach of various warranties and negligence. The action relates to certain screws allegedly purchased from Calfast as a distributor, which Unit alleges malfunctioned thereby causing Unit to suffer damages. Unit has claimed damages in an amount to be proved at trial, but alleged damages of no less than $1,000,000. Calfast has filed an answer to this complaint on September 22, 1997 which denies the allegations made therein and which raises a number of affirmative defenses to the complaint.
In addition, Calfast has filed a cross-complaint against certain of the other defendants in the action. Calfast has referred this litigation to its insurance carrier, which has assumed the defense of this case without acknowledging liability under the policy. The former stockholders of Calfast have provided the Company with certain indemnities in connection with liabilities arising out of this litigation. Management of the Company believes that this litigation will not have a material adverse effect on its business or financial condition.

Item 2.  CHANGES IN SECURITIES

         The following shares of the Company's common stock were issued on May 30, 1997 as partial consideration for the acquisition of Integrated Material Systems, Inc.: 112,500 shares to James Taylor and 12,500 shares to Toshio Isogai. The following shares were issued on September 4, 1997 as partial consideration for the acquisition of Power Components, Inc.: 75,000 shares to Anthony R. Cucchi; 25,000 shares to Anthony R. Cucchi, Jr.; 25,000 shares to Robert Meo and 25,000 shares to Maria M. Hutchinson. The following shares were issued on September 22, 1997 as partial consideration for the acquisition of California Fasteners, Inc.: 361,065 shares to Douglas D. Zadow and 114,041 shares to Terry Bastian.

         The foregoing securities were issued in connection with the described acquisitions pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1997 annual meeting of the Company's stockholders was held on August 26, 1997. The following individuals were reelected as directors of the Company and received the votes indicated following their names: Milton M. Adler (For --1,954,660; Withheld --18,121); Robert V. Gubitosi (For --1,954,714;
Withheld -- 18,067); Mitchell Hymowitz (For -- 1,954,755; Withheld -- 18,026); William J. McSherry, Jr. (For -- 1,954,715; Withheld --18,066) and Dominic A. Polimeni (For -- 1,954,722; Withheld -- 18,059). The appointment of Moore Stephens, P.C. as the Company's auditors for fiscal year 1997 was ratified and received the following votes: For -- 1,966,690; Against -- 3,991; Abstain -- 2,100.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are being filed with this report:

         10.0 Stock Purchase Agreement dated as of August 29, 1997 relating to the acquisition of all of the outstanding stock of California Fasteners, Inc., incorporated by reference from the Company's Current Report on Form 8-K filed October 7, 1997.

         10.1 Asset Purchase Agreement dated September 4, 1997 relating to the acquisition of substantially all of the assets of Power Components, Inc. with the related Stock Purchase Agreement dated September 4, 1997 relating to the acquisition of all of the stock of AR Acquisition Company.

      27 Financial Data Schedule (electronic filing only)

(b) A Current Report on Form 8-K was filed on October 7, 1997 relating to Items 2, 5 and 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUESTRON TECHNOLOGY, INC.


                                            Principal Executive Officer:

Date: November 13, 1997                     /s/ Dominic A. Polimeni
      -----------------                     -----------------------
                                            Dominic A. Polimeni
                                            Chief Executive Officer
                                            and Principal Accounting Officer