Form 10KSB
period 1997-12-31
QUESTRON TECHNOLOGY INC
filed 1998-03-31
CIK 732152

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---       EXCHANGE ACT OF 1934 (Fee Required)


                  For the fiscal year ended December 31, 1997

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          (No Fee Required)

       For the transition period from _______________ to _______________

      Commission file number 0-13324

                           QUESTRON TECHNOLOGY, INC.
-------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

             Delaware                                    23-2257354
---------------------------------               -------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

6400 Congress Avenue, Suite 200A, Boca Raton, FL            33487
-------------------------------------------------      ----------------
 (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (561) 241 - 5251
                            ----------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 Par Value
-------------------------------------------------------------------------------
                               (Title of class)

             Series B Convertible Preferred Stock, $.01 Par Value
-------------------------------------------------------------------------------
                               (Title of class)

                    Series IV Common Stock Purchase Warrant
-------------------------------------------------------------------------------
                               (Title of class)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X   NO
          ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.
        ----

         State issuer's revenues for its most recent fiscal year. The Company's revenues for the year ended December 31, 1997 were $25,710,194.


         As of March 17, 1998, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $8,044,717. In addition, as of March 17, 1998, the aggregate market values of Series B Convertible Preferred Stock and Series IV Common Stock Purchase Warrant held by non-affiliates of the registrant were approximately $11,284,375 and $6,790,625, respectively.

         As of March 17, 1998, there were 2,127,934 shares of the issuer's common stock, 1,150,000 shares of the issuer's Series B Convertible Preferred Stock, and 3,900,000 of the issuer's Series IV Common Stock Purchase Warrants outstanding.

Transitional Small Business Disclosure Format:     YES         NO      X
                                                       -----          ----

         Certain information set forth in this report under the captions "Item
1. Business" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those identified under the caption "Risk Factors" which appears in Item 1. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

                                    PART I
ITEM 1.  BUSINESS.

GENERAL

         Questron Technology, Inc. (the "Company" or "Questron") is primarily a value-added distribution company specializing in inventory logistics management programs for fasteners and related products (commonly referred to as "C" inventory items) sold to original equipment manufacturers ("OEMs") through its wholly-owned subsidiaries Quest Electronic Hardware, Inc., Webb Distribution and California Fasteners, Inc. The Company provides its customers with inventory management services, such as bin-stock replenishment and other just-in-time inventory management programs, and is the outsourced materials management function for many of its customers, providing complete supply chain management from procurement to deployment of the products managed. The Company is also a master distributor of fasteners through its subsidiary Integrated Material Systems, Inc. and a distributor of lithium batteries and customized battery packs and assemblies through its subsidiary Power Components, Inc.

         The Company serves more than 4,000 customers including computer, telecommunications, semiconductor fabrication equipment, medical electronics, contract manufacturing, consumer products and industrial equipment manufacturing companies. Product lines offered to its customers include fasteners, spacers and standoffs, plastic components, cable ties and accessories, drawer slides, connectors, design/prototype components, lithium batteries and customized battery packs and assemblies.

BACKGROUND

         The Company was incorporated in Delaware in 1983 to provide a broad range of alternative dispute resolution ("ADR") services. Competitive pressures adversely affected the profitability and cash flow of the business and, accordingly, in September 1993 the Company instituted a vigorous cost reduction program that led to substantial downsizing of its ADR activities. In November 1994, the Company agreed to acquire a fastener and electronic hardware distribution business.

         On March 31, 1995 the Company acquired 100% of the stock of Quest Electronic Hardware, Inc. ("Quest"), a fastener and related products distribution business. The acquisition was completed pursuant to a Share Acquisition Agreement dated November 29, 1994, by and among Gulfstream Financial Group, Inc., a Florida corporation ("Gulfstream"), Phillip D. Schwiebert, an individual ("Schwiebert"), Quest and the Company (the "Share Agreement"). Pursuant to the Share Agreement, the Company issued to Gulfstream and Schwiebert (the sole stockholders of Quest) 384,409, as adjusted for the one-for-ten reverse stock split in December 1996, newly issued, fully-paid and non-assessable shares of common stock of the Company, in exchange for all of the issued and outstanding shares of common stock of Quest. As required by the Share Agreement, these shares represented 25% of the outstanding common stock of the Company on a fully diluted basis. The Company has accounted for the acquisition of Quest using the purchase method of accounting.

         Simultaneously with the foregoing events, Quest acquired the fastener distribution business (the "Fastener Business") of Arrow Electronics, Inc., a New York corporation ("Arrow"). Such acquisition was effected pursuant to a Purchase of Assets Agreement, dated November 29, 1994, by and between Quest and Arrow (the "Purchase Agreement"). Under the Purchase Agreement, Quest acquired the assets of Arrow used exclusively in connection with Arrow's operation of the Fastener Business. The price consisted of a cash payment of $4,850,000 plus the assumption of certain liabilities of the Fastener Business. The purchase price was funded through a combination of $2.2 million of bank borrowings, proceeds from the sale of the Company's securities under a private placement, and available cash. Approximately $1.5 million of the funds used for the purchase of the Fastener Business were provided from the proceeds of the sale by the Company of 116,000 shares, as adjusted for the one-for-ten reverse stock split in December 1996, of common stock at a purchase price of $15.00 per share to a group of subscribers in the private placement.

         Pursuant to a Management Advisory and Consulting Agreement, dated November 29, 1994, between the Company and Gulfstream, Gulfstream acts as an advisor and consultant to the Company, and also provides certain administrative services to the Company. In addition, pursuant to an Exchange Agreement, dated November 8, 1996, upon the attainment of certain earnings targets for the Company, Gulfstream will be entitled to receive options to acquire additional shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant (See Item 11 - "Exchange Agreement").

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

         Pursuant to an Employment Agreement, dated November 29, 1994, by and between Quest and Schwiebert, Quest agreed to employ Schwiebert, and Schwiebert agreed to serve, as President and Chief Operating Officer of Quest for a period of five (5) years unless terminated pursuant to the terms of said agreement. In addition, pursuant to an Exchange Agreement, dated November 8, 1996, upon the attainment of certain earnings targets for the Company, Schwiebert will be entitled to receive options to acquire additional shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant (See Item 11 "Exchange Agreement").

         At a Special Meeting of Shareholders held on April 2, 1996, the shareholders approved the change of the Corporation's name to Questron Technology, Inc. The Board of Directors of the Company believes that the change of name to Questron Technology, Inc. more accurately reflects the change in focus and strategic direction of the Company's principle business of providing inventory logistics management programs to OEMs.

         At the 1996 Annual Meeting of Shareholders held on December 27, 1996, the shareholders approved a one-for-ten reverse split of the Company's common stock. Unless otherwise indicated, the information contained herein gives effect to the one-for-ten reverse stock split of the issued and outstanding common stock and the reduction in the authorized number of shares of common stock from 50,000,000 to 20,000,000.

         On March 10, 1997, the Company completed an offering of 1,150,000 Units at a price of $6.00 per unit (the "Offering"). Each Unit consisted of one share of the Company's Series B Convertible Preferred Stock and one redeemable Series IV Common Stock Purchase Warrant of the Company. A portion of the net proceeds of the Offering ($3,250,000) were used by the Company to acquire the business of Comp Ware, Inc., a privately owned distributor of fasteners and related products in Boston, MA which conducts business as Webb Distribution ("Webb"). The remaining amount of net proceeds ($2,353,000) was used to repay the outstanding balance on Quest's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($603,000) retained by the Company for working capital.

         Simultaneous with the completion of the Offering, the Company acquired 100% of the stock of Webb pursuant to a Stock Purchase Agreement dated as of December 16, 1996. The purchase price for Webb consisted of: (i) $3,250,000 in cash; (ii) Note A in the amount of $375,000, with principal and interest at the rate of 10% per annum due and payable 18 months from the effective date of the Offering; (iii) Note B in the amount of $375,000, with principal and interest at the rate of 10% per annum payable monthly over five years from the effective date of the Offering; and (iv) 1,500,000 Series IV Warrants (the "Webb Warrants") issued to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement. In connection with the sale of the Webb Warrants by the majority shareholder of Webb, Note A (as described in (ii) above) was satisfied pursuant to the terms of the Stock Purchase Agreement. The Company accounted for the Webb acquisition using the purchase method of accounting. In connection with such acquisition, the Company entered into a three-year employment agreement with Douglas Dinicola, a former shareholder of Webb.

         Pursuant to a Stock Purchase Agreement dated May 30, 1997, the Company acquired 100% of the stock of Integrated Material Systems, Inc. ("IMS"), a privately owned master distributor of fasteners in Scottsdale, AZ. The purchase price for IMS consisted of: (i) 50,000 shares of the Company's common stock, having a market value of $299,050, issued to the stockholders of IMS; (ii) additional cash consideration, in each of the five years from the anniversary of the closing date, based upon the annual pre-tax earnings of IMS, up to a maximum of $300,000 per year (maximum of $1,500,000 over the five years); (iii) 75,000 shares of the Company's common stock, which shares shall be restricted and not earned until the attainment of $500,000 of annual pre-tax income by IMS; (iv) options to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share, which options become exercisable in five equal annual installments; and (v) upon the Company's attainment of $4,500,000 of pre-tax income, options to purchase 90,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock at the date of grant. The Company has accounted for the IMS acquisition using the purchase method of accounting. The shares of common stock of the Company issued in connection with the acquisition of IMS have not been registered under the Securities Act of 1933 (the "Act") and may not be resold absent such registration unless an exemption from registration is available. In connection with such acquisition, the Company entered into a five-year employment agreement with James Taylor, a former shareholder of IMS.

         On June 30, 1997, the Company sold its wholly-owned subsidiary Judicate of Philadelphia, Inc., which provided alternative dispute resolution services to its clients, to an employee.

         On September 4, 1997, the Company acquired the business and net operating assets of Power Components, Inc. ("PCI"), a privately owned Philadelphia, PA distributor of lithium batteries and customized battery packs and assemblies, pursuant to an Asset Purchase Agreement, through a simultaneously acquired wholly-owned subsidiary, AR Acquisition Company ("AR"). AR was acquired pursuant to a Stock Purchase Agreement. Under the Asset Purchase Agreement, AR acquired the assets of PCI used exclusively in connection with PCI's operation of its distribution of lithium batteries and customized battery packs and assemblies. The purchase price for the acquisition of PCI's business consisted of: (i) a cash payment of $900,000 plus the assumption of certain liabilities of PCI's business; (ii) 50,000 shares of the Company's common stock; and (iii) a promissory note in the amount of $250,000. Interest on the outstanding balance of the note shall be payable monthly at the rate of 8% per annum, commencing on October 1, 1997. Payments of principal shall be made in monthly installments of $10,000 commencing in April 1998, unless extended, but in no event later than July 1998. The $900,000 of the funds used for the purchase of PCI's business was provided by the Company from available working capital.

          Pursuant to the Stock Purchase Agreement, the Company issued to the AR Stockholders 100,000 newly issued, fully-paid and non-assessable shares of common stock of the Company, in exchange for all of the issued and outstanding shares of common stock of AR. Such shares of the Company's common stock shall vest during the three (3) full calendar years immediately following the Closing as follows: 20,000 shares upon the attainment by AR of $350,000 of pre-tax earnings in any of the calendar years 1998, 1999 or 2000 up to a maximum of 100,000 shares upon the attainment of $750,000 of pre-tax earnings by AR in any of such years. In the event that the pre-tax earnings are more than $350,000 but less than $750,000 in any such years, then the number of shares that vest shall be adjusted on a linear basis. In the event that any shares of the Company's common stock do not vest, then the AR Stockholders shall return their certificates to the Company for cancellation of the appropriate number of shares. The Company has also agreed to pay cash consideration, in each of the three full calendar years immediately following the Closing (and pro rata for the partial year from the Closing Date to the end of 1997), based upon the annual pre-tax earnings of AR, up to a maximum of $300,000 per year (maximum of $900,000 over the three years).

         The Company has accounted for the acquisitions of PCI and AR using the purchase method of accounting. The shares of common stock of the Company issued in connection with the acquisition of PCI and AR have not been registered under the Securities Act of 1933 (the "Act") and may not be resold absent such registration or unless an exemption from registration is available. In connection with such acquisition, the Company entered into five-year employment agreements with Anthony R. Cucchi and Anthony R. Cucchi, Jr., AR's two former shareholders. Immediately following the completion of such acquisition, the Company changed AR's name to Power Components, Inc.

         On September 22, 1997, the Company acquired 100% of the stock of California Fasteners, Inc. ("CalFast"), a privately owned distributor of fasteners and related products with branches in Anaheim, CA, San Diego, CA, and Phoenix, AZ. The acquisition was completed pursuant to a Stock Purchase Agreement (the "Purchase Agreement") dated August 29, 1997. The purchase price for CalFast consisted of an Initial Purchase Price and a Deferred Purchase Price. The Initial Purchase Price consisted of: (i) a cash payment of $6,594,441; (ii) the assumption of $1,058,712 of debt net of cash on hand; and
(iii) 475,106 shares of common stock of the Company, valued at $2,981,288. Of the 475,106 shares of common stock of the Company, the former shareholders of CalFast were granted the option to sell 125,896 shares back to the Company on a monthly basis as follows: for each of the seven months during the period October 1997 through April 1998, an aggregate of 8,879 shares per month valued at

$6.275 per share, or $55,714.29 per month, and for each of the 53 months during the period May 1998 through September 2002, an aggregate of 1,203 shares per month valued at $6.275 per share, or $7,547.17 per month. To date, the former shareholders of CalFast have declined to exercise their option to sell such shares back to the Company. The Deferred Purchase Price consists of:
(i) a 1997 Deferred Purchase Price equal to the amount of aggregate earnings before interest, income taxes, amortization of goodwill, and allocation of corporate expenses associated with the three branches of CalFast (hereinafter "EBIT") in excess of $1,000,000 for the four month period from September 1997 through December 1997, up to a maximum amount of $795,559; and (ii) a 1998 Deferred Purchase Price equal to the amount of the EBIT for the year ending December 31, 1998, up to a maximum of $3,500,000, which shall be paid 50% in cash, up to a maximum of $1,750,000, and 50% in shares of the Company's common stock, up to a maximum of $1,750,000, with the number of shares to be issued determined based upon the market price of the Company's common stock at the date of such payment. In addition, upon the Company's attainment of $4,500,000 of pre-tax income, the former shareholders of CalFast shall be granted options to purchase 125,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock at the date of grant. The Company accounted for the CalFast acquisition using the purchase method of accounting.

         The shares of common stock of the Company issued in connection with the acquisition of CalFast have not been registered under the Securities Act of 1933 (the "Act") and may not be resold absent such registration or unless an exemption from registration is available. As provided in the Purchase Agreement, the Company filed a registration statement under the Act relating to the resale of 125,896 shares of common stock of the Company issued as part of the Initial Purchase Price. In connection with such acquisition, the Company entered into five-year employment agreements with Douglas D. Zadow and Terry Bastian, CalFast's two former shareholders.

         In connection with the acquisition of CalFast, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") dated September 22, 1997. The loan and security agreement provides for a $14,000,000 credit facility consisting of a six-year term loan for $10,000,000 and a $4,000,000 revolving credit facility. Interest on the six-year term loan is due monthly at the prime rate plus 1.5% and interest on the revolving facility is due monthly at the prime rate plus 1%. At December 31, 1997, the Company was indebted to SVB in the amount of $9,583,334 on the six-year term loan and $1,425,000 on the revolving credit facility.

BUSINESS

         The Company's distribution logistics management and services business ("Questron Distribution Logistics", referred to herein as "QDL") is conducted through its wholly-owned subsidiaries Quest Electronic Hardware, Inc., Webb Distribution and California Fasteners, Inc. QDL is a specialized value-added distributor of fasteners and related products (commonly referred to as "C" inventory items) sold to original equipment manufacturers ("OEMs"). QDL provides its customers with inventory management services, such as bin-stock replenishment and other just-in-time inventory management programs, and is the outsourced materials management function for many of its customers, providing complete supply chain management from procurement to deployment of the products managed. QDL serves customers in the computer, telecommunications, semiconductor fabrication equipment, medical electronics, contract manufacturing, consumer products, and industrial equipment manufacturing industries.

         Fasteners and related products include screws, bolts, nuts, washers, pins, rings, fittings, springs, spacers, standoffs, plastic components, cable ties and accessories, drawer slides, connectors and similar parts. According to an industry study, sales of fasteners in 1996 were approximately $8.0 billion in the United States. The OEM market represents in excess of 80% of the total U.S. fastener market, the maintenance and repair operations ("MRO") market accounts for 13% with construction and other markets accounting for the remaining 7%. The United States fastener market is estimated to have over 1,900 distributors. The Company believes that the OEM fastener and related parts distribution industry is in the early stages of consolidation, and the Company plans to participate in the consolidation of the industry. The Company believes that its broad selection of fasteners and related products, high quality services, professional management team, and strong competitive position will allow it to be one of the leading consolidators.

         Fasteners and related products constitute a majority of the total number of parts needed by an OEM to manufacture its products, but represent only a small fraction of the total materials cost. The cost for an OEM to manage its inventory of fasteners and related products internally is relatively high due to: (i) the large number of fasteners and related products in inventory; (ii) the inability of an OEM to achieve scale economies that QDL is able to derive from servicing multiple customers; (iii) the risk of interruptions for just-in-time ("JIT") manufacturing operations; and (iv) the need to perform quality assurance testing of the fasteners and related products. The Company believes that OEMs are increasingly outsourcing their fastener and related products inventory procurement and management needs to distributors like the Company in order to focus on their key competency, their core manufacturing businesses, thereby reducing costs. To further reduce costs, many manufacturers are seeking to consolidate the number of suppliers they use and are selecting distributors with extensive product lines who can also provide inventory-related services. To capitalize on these trends, the Company offers a broad array of fasteners and related products and provides a variety of related procurement and inventory management services, including inventory management information systems and reports, just-in-time delivery programs, quality assurance, advisory engineering services, component kit production and delivery, and electronic data interchange ("EDI") applications.

         QDL's combined net sales have increased at a compound annual rate of approximately 18% per year over the four years ended December 31, 1997, adjusting for 1997's acquisitions to reflect true internal growth. The Company has generated such growth primarily by expanding the breadth of its product offerings and value-added services, which has allowed QDL to increase its sales to existing customers and attract new customers.

INDUSTRY OVERVIEW

         Companies operating in the fastener and related products distribution business can generally be characterized by the end users they serve, which are comprised broadly of OEMs, MROs and construction companies. The traditional fastener and related products distribution market is similar to most industrial distribution markets. Fasteners and related products are purchased from both domestic and overseas manufacturers and sold to both domestic and overseas customers. The majority of these fasteners and related products are sold to OEM and MRO clients on a purchase order basis. Some smaller distributors specialize along industry lines because of the uniqueness of customer requirements. Other smaller distributors provide a wide range of fasteners and related products used for general assembly. QDL provides a wide range of fasteners and related products to meet the specialized needs of its OEM customers.

         Customer demand for inventory management services and electronic data interchange has required industry participants to invest in the development and utilization of sophisticated computer systems in order to remain competitive. Automated inventory picking, component kit assembly and quality control procedures also require investments in personnel and equipment. In addition, many customers are seeking to reduce their operating costs by decreasing the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services. QDL believes that these trends have placed a substantial number of small, owner-operated fastener distributors at a competitive disadvantage because of their limited product lines and inventory systems. In addition, many of these smaller distributors have limited access to the capital resources necessary to provide working capital needed to provide a full range of services to their customers.

BUSINESS STRATEGY

         QDL intends to become one of the premier national value-added distributors of fasteners and related products, focused on the needs of OEMs. In doing so, QDL seeks to develop and supply inventory-related services designed to reduce its customers' operating costs. Quality assurance, JIT delivery programs and component kit production are examples of such services currently provided by QDL to its customers. By supplying such services, QDL becomes integrated into the customers' internal manufacturing processes and is able to anticipate its customers' needs, which the Company believes results in improved profitability and customer retention.

         OEMs and other fastener customers choose fastener suppliers based, in significant part, on the quality of the service supplied. QDL believes that its superior customer service depends on its well-trained, technically competent workforce and that its workforce provides an advantage over other distributors of fasteners and related products. QDL continually reviews its training and operating practices at each of its subsidiaries to insure that throughout its operations the highest standards of quality and customer service are maintained. As part of its commitment to superior quality and customer service, the Company is SSQA compliant (SEMATECH Quality Standard) and ISO 9002 compliant (International Standards Organization), becoming certified as required by its customers on a branch location basis.

         One of the primary goals of the Company is to accelerate internal growth both by expanding the range of products and services provided to existing customers and by aggressively pursuing new customers. The Company believes it will be able to expand sales to existing customers by capitalizing on (i) its diverse product offerings and its marketing expertise, (ii) cross-selling opportunities across the Company's customer base, and (iii) its access to financial resources that are necessary to support the demands of its customers. The Company intends to broaden its geographic coverage which will present opportunities to capture additional business from existing customers that operate nationwide.

         The Company's integration of its subsidiaries has provided significant increases in its profitability. The Company has centralized appropriate administrative functions and used its increased purchasing power to improve contractual relationships and gain volume discounts from its suppliers. The Company has also improved productivity through enhanced inventory management procedures, standardization of its quality procedures, and the consolidation of its information systems and employee benefit plans.

         The Company believes that the fastener and related products distribution industry is highly fragmented and in the early stages of consolidation. The Company intends to pursue an aggressive acquisition program targeting distributors of fasteners and related products that will help the Company increase its presence in markets it currently services, sell to new markets, develop new customer relationships with major OEMs, and expand its range of products and services. The Company believes there is a significant number of potential acquisition candidates and that it is regarded as an attractive acquirer due to its position in the industry, its ability to offer cash and/or publicly-traded stock for acquisitions, and the acquiree's potential for improved growth and profitability as part of the Company.

         The Company pursued an aggressive acquisition program in 1997 and completed four acquisitions. The Company intends to continue to acquire other distributors of fasteners and related products in order to enter new industries and markets, increase sales in certain industries it currently serves, develop new customer relationships with major OEM's, expand the geographical reach of the Company, and expand its range of products and services. Potential acquisition candidates will be evaluated on the strength of management, profitability, quality of customer base and service, and industry orientation. The Company believes it will continue to be regarded by acquisition candidates as an attractive acquirer because of: (i) its ability to create a professionally managed value-added distributor of fasteners and related products to OEMs; (ii) its ability to acquire businesses with a combination of cash and publicly traded stock; (iii) the Company's access to financial resources as a public company to support growth; and (iv) the potential for increased profitability of the acquired company due to purchasing economies, centralization of administrative functions, enhanced systems capabilities and access to increased marketing resources.

         To date, management of the companies acquired in 1997 has been instrumental in identifying future acquisition candidates. Several of the principals of such acquired companies have held leadership roles in industry trade associations, which has enabled these individuals to develop relationships with the owners of numerous acquisition candidates across the country. The Company expects that the visibility of these individuals and the Company within the industry will increase the awareness and interest of acquisition candidates in the Company and its acquisition program. The Company has engaged in preliminary discussions with a number of potential acquisition candidates, such discussions, however, are in various stages and have not as yet resulted in any binding agreements, understandings, arrangements or commitments with respect to any such potential acquisitions. As consideration for future acquisitions, the Company primarily intends to use various combinations of cash and its common stock. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being historical operating results, future prospects of the candidate and the ability of the candidate to provide entry to new markets or OEM customers.

PRODUCTS

         The Company distributes over 50,000 different fasteners and related products, generally denoted by a unique standard identifier known as a Stockkeeping Unit ("SKU"). The SKUs fall into two general categories: fasteners and related products.

         Fasteners sold by QDL include screws, bolts, nuts, washers, rings, pins, rivets and staples. These items come in a variety of materials, sizes, platings, and shapes. The item sold is driven by the end-use requirement or specification of the fastener, such as strength, resistance to corrosion, reusability, and many other factors. QDL's sales and purchasing departments have extensive knowledge of the available products offered by fastener manufacturers, and play an important role in assisting OEMs in selecting the appropriate fastener for a given application.

         QDL also distributes a number of related products commonly referred to as "C" inventory items used by OEMs to manufacture their products. These items include spacers, standoffs, inserts, clamps, springs, brackets, connectors, small molded parts, cable ties, plugs, hoses, fittings and other products. Like fasteners, these parts come in many shapes, sizes and materials depending upon the designated end-use. OEMs are increasingly requesting that the Company provide these parts because they are often used during the manufacturing or assembly process in conjunction with the fasteners supplied by QDL.

SERVICES

         In connection with its sale of fasteners and related products, the Company also provides a wide range of value-added services to OEMs. The OEMs' demand for these services is driven by the reduction in costs achievable through the use of such services, enabled by the Company's ability to derive scale economies by providing such services to many customers, which economies the OEM is unable to achieve on its own. These value-added services also benefit the Company by further integrating the Company into its customers' internal manufacturing process.

         Increasingly, manufacturers are outsourcing their inventory management needs to distributors like QDL. These services range from installing a simple inventory bin card system to developing a complete turnkey inventory management system with full-time staff. These inventory systems are designed to meet the specific needs of QDL's customers. They range in sophistication from helping the OEM set appropriate order quantities and frequencies to delivering the correct fastener or related product to the assembly floor on a JIT basis. In some cases, the Company utilizes computer systems deployed at the OEM's sites to facilitate the management of the fastener and related products inventories. Inventory replenishment services and product consolidation services decrease the number of invoices and vendors, lower inventory carrying cost, and allow customers to focus on their key competency, manufacturing.

         OEMs have reduced their operating costs by reducing the number of suppliers they use. QDL provides a wide array of fasteners and related products and will, upon a customer's request, stock additional parts. As a result, QDL's customers are able to reduce the number of suppliers, distributors as well as manufacturers, that they utilize.

         Often OEMs request that QDL package several fasteners or parts into a package or "kit." A common use of this service is to supply fastener kits included with products the retail consumer is required to assemble. The use of kits has also expanded into the manufacturing environment. Manufacturers frequently desire to have several related fasteners or components arrive at the assembly line in a single package; this ensures that all of the parts arrive at the same time and that no part will be missed in the manufacturing process. This "kit" process aids the manufacturer by decreasing the number of suppliers needed and improves productivity by having the fasteners delivered to the assembly line with the other related parts. Kit services improve the efficiency and effectiveness of the manufacturing line and decrease the number of stockouts and subsequent manufacturing line stoppages.

         Quality assurance services provided by QDL involve the testing of fasteners to ensure they meet the specifications required by the OEM customer and stated by the manufacturer. Many OEMs require strict quality control with respect to fasteners. QDL has installed specialized equipment and hired trained technicians to perform quality control tests on some of its fastener products. QDL is SSQA compliant (SEMATECH Quality Standard), and ISO 9002 compliant (International Standards Organization), becoming certified as required by its customers on a branch location basis.

         In order to meet the exacting requirements of customers, QDL maintains relationships with vendors that provide plating, galvanizing and coating services. These services are used to meet the specific requirements of its OEM and other customers.

COMPETITION

         The Company is engaged in a highly fragmented and competitive industry. Competition is based primarily on service, quality and geographic proximity. The Company competes with a large number of fastener distributors on a regional and local basis, some of which may have greater financial resources than the Company and some of which are also public companies or divisions of public companies. The Company may also face competition for acquisition candidates from these companies, some of which have acquired fastener distribution businesses during the past decade. Other smaller fastener distributors may also seek acquisitions from time to time.

         The Company believes that it will be able to compete effectively because of its strategically situated locations, geographic diversity, knowledgeable and trained sales force, integrated computer system, modern equipment, broad-based product line, long-term customer relationships, combined purchasing volume, operational economies of scale, and expertise in acquiring and integrating businesses. The Company believes that it differentiates itself from its competition in terms of service and quality and by offering a broad range of products and services.

SALES AND MARKETING

         QDL utilizes a sales force comprised of both inside and outside sales people. QDL markets its products and services primarily to OEMs. QDL generally targets those OEMs that could achieve significant cost savings from the products and services offered by QDL. These would include OEMs that (i) maintain substantial inventories of fasteners and related products; (ii) utilize multiple suppliers and wish to reduce that number; (iii) experience a significant number of stockouts; (iv) desire to improve the quality and reliability of their products; and/or (v) desire to improve the efficiency and effectiveness of the manufacturing process. QDL believes that its commitment to consistent quality and service has enabled it to develop and maintain long-term relationships with existing customers, while expanding its market penetration through the use of its sales and marketing program.

CUSTOMERS

         QDL sells fasteners and related products to more than 4,000 customers. These customers include leading computer, telecommunications, semiconductor fabrication equipment, medical electronics, contract manufacturing, consumer products, and industrial products manufacturing companies. For the year ended December 31, 1997, the Company had net sales of $25.7 million. QDL's contracts with its customers for the supply of fasteners and related products vary in length up to five years and may be canceled by either party with proper notice. QDL accepts returns of fasteners and related products and issues a credit in exchange for such returns. Historically, returns have not been of an amount to materially affect the Company's business. The ten largest customers accounted for approximately 50% of QDL's sales in 1997 (on a pro forma basis), with no one customer contributing more than 16%.

SUPPLIERS

         The fasteners and related products sold by QDL are manufactured by over 1,000 suppliers located in the United States and abroad. QDL purchases fasteners and related products directly from manufacturers or, to a lesser degree, from authorized distributors. QDL's decision to purchase from a specific supplier is based on product specifications, quality, reliability of delivery, production lead times and price.

         QDL routinely reviews its supplier base and believes that it is able to purchase fasteners and related products in sufficient volumes necessary to achieve improved service and pricing. QDL believes that it is not materially dependent on any single supplier and that it currently maintains good relationships with all of its suppliers. The ten largest suppliers accounted for approximately 25% of QDL's purchases in 1997, with the largest supplier accounting for approximately 5%.

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

         The Company received registrations from the United States Patent and Trademark Office in 1997 for the marks "Questron Technology, Inc.(TM)" and "Quest Electronic Hardware, Inc.(TM)" relating to certain of the Company's services. The Company does not have any patent or copyright applications pending.

MANAGEMENT INFORMATION SYSTEM

         The Company operates a management information system that is used to purchase, monitor and allocate inventory throughout its facilities. The Company believes that its system enables it to manage inventory costs effectively and to achieve appropriate inventory turnover rates. QDL's system includes computerized order entry, sales analysis, inventory status, invoicing and payment, bar-code tracking, and EDI through which the Company offers its customers a paperless electronic process for order entry, shipment tracking, customer billing, remittance processing and other routine matters. The Company's information system operates over a wide-area network. The real-time information system allows each sales and warehouse center to share information and monitor daily progress relating to sales activities, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment, and other measures of performance. The Company's computer system and programs are prepared to handle all dating implications associated with the new millennium.

GOVERNMENT REGULATION

         The Fastener Quality Act (the "Fastener Act") was signed into law by President Bush on November 16, 1990 and was subsequently amended in March 1996. Due to a lack of accredited testing facilities required under the Fastener Act, the implementation date has been delayed until May 26, 1998. The Fastener Act is intended to protect the public safety by deterring the introduction of non-conforming fasteners into commerce and by improving the traceability of fasteners. Generally, the Fastener Act covers fasteners including screws, nuts, bolts or studs with internal or external threads and load indicating washers with nominal diameters of greater than approximately one quarter inch, which contain metal or are held out as meeting a standard or specification that requires through-hardening. The Fastener Act also covers fasteners and washers that are marked with a grade identification required by a specification or standard. An estimated 25% to 55% of currently available fasteners meet this definition and are therefore subject to the Fastener Act's requirement.

         Fastener distributors such as the Company are subject to the Fastener Act. The Fastener Act places responsibility on fastener manufacturers and distributors to ensure that fasteners conform to the standards and specifications to which the manufacturer represents they have been manufactured by having them tested in a laboratory accredited under the Fastener Act. Persons who significantly alter fasteners must mark the fasteners so as to permit identification of the source of the alteration. Further, the Fastener Act prohibits manufacturers and distributors from commingling like fasteners from more than two different lots in the same container during packaging.

         The Company currently employs quality control personnel at its facilities and believes it will not be obligated to make any significant investment to comply with the Fastener Act. The Company anticipates that the majority of any additional costs resulting from compliance with the Fastener Act will be included in the prices to its customers

         The Company's operations are subject to various federal, state and local laws and regulations, including those relating to worker safety and protection of the environment. The Company is a distributor and does not generally engage in manufacturing. As a result, environmental laws generally have a minimal effect on its operations. The Company believes it is in substantial compliance with applicable regulatory requirements.

INTEGRATED MATERIAL SYSTEMS, INC.

         IMS is a master distributor of fasteners based in Scottsdale, Arizona. The addition of IMS brought to the Company expertise in sourcing products on a worldwide basis and additional materials management skills. IMS sells to distributors nationwide, no one of which contributed more than 14% of IMS's 1997 sales. IMS purchases fasteners principally from Taiwan and Japan, as well as domestic sources. In 1997, IMS's two largest suppliers accounted for approximately 53% and 36%, respectively, of its total purchases.

POWER COMPONENTS, INC.

         PCI is a distributor of lithium batteries and battery packs and assemblies based in Norristown, Pennsylvania. PCI sells to distributor and end-user customers nationwide, no one of which contributed more than 7% of its 1997 sales. PCI purchases product from international and domestic manufacturers of batteries, with one such supplier accounting for approximately 79% of its 1997 purchases.

EMPLOYEES

         At March 15, 1998, the Company had approximately 130 full-time employees. The Company is not a party to any collective bargaining agreements. The Company believes that its relationship with its employees is good.

RISK FACTORS

No Assurances that Recent or Possible Future Acquisitions will be Profitable

         Prior to March 1997, the Company derived its revenues primarily through its wholly-owned subsidiary, Quest Electronic Hardware, Inc. ("Quest"). Subsequent to March 1997, the Company has acquired a number of companies engaged in the distribution of fasteners and related products. The Company can make no assurances that this combination of businesses will be as successful as each business was independently. In addition, the Company may enter into additional agreements for future acquisitions. The Company can make no assurances that any such acquisitions can be successfully completed or that future acquisitions will be profitable.

No Assurance of Future Profitability or Payment of Dividends

         No assurance can be given that the future operations of the Company or its subsidiaries will be profitable. Should the operations of the Company or its subsidiaries remain profitable, it is likely that the Company or its subsidiaries would retain much or all of the earnings in order to finance future growth and expansion. Therefore, the Company does not presently intend to pay dividends on its common stock.

Economic Factors

         The Company's business may be adversely affected by a downturn in the economy as a whole or in the industries of its major customers. The Company's business would also be adversely affected in the event of a significant increase in interest rates, which would result in an increase in the Company's borrowing costs.

Dependence upon Major Customers
         The Company has developed a customer base consisting of over 4,000 active customers. Over 95% of the Company's sales are recurring sales to existing customers. For the year ended December 31, 1997 (on a pro forma basis), the Company's 10 largest customers accounted for approximately 50% of its sales, with no one customer contributing more than 16%.

         These sales arrangements are terminable upon short notice and none of these customers is obligated to continue to use the services of the Company at all or at existing prices. The dependence on major customers subjects the Company to significant financial risk in the operation of its business should a major customer terminate, for any reason, its business relationship with the Company. The continuing ability of the Company to maintain these customer relationships and to build new relationships is dependent, among other things, upon its ability to maintain the high quality standards demanded by its customers.

Possible Need for Additional Financing

         The Company intends to fund its operations and other capital needs substantially from operations and available borrowings under the Company's credit agreement with a bank; however there can be no assurance that such funds will be sufficient for these purposes. In the event that the Company needs additional financing to fund its operations and capital needs or to finance future acquisitions, there can be no assurance that such financing will be available, or that it will be available on acceptable terms.

Substantial Competition

          The market for the Company's products is highly competitive, and the Company encounters substantial competition from domestic businesses. Some of the Company's competitors have substantially greater financial resources and technical expertise than the Company and may offer lower prices on competing products. In addition, such competitors may have substantially greater managerial capabilities than the Company and, consequently, the Company may be at a substantial competitive disadvantage in the conduct of its business. Increased competition could result in product price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2.  PROPERTIES.

         The Company is headquartered at 6400 Congress Avenue, Suite 200A, Boca Raton, Florida 33487.

         The Company operates from eleven well-equipped modern facilities, all of which are leased, as follows:

                  Anaheim, California - occupies 2,500 square feet of office space and 8,000 square feet of warehouse space under a lease expiring March 1, 2016, which space is approximately 90% utilized;

                  Austin, Texas - occupies 900 square feet of office space and 8,100 square feet of warehouse space under a lease expiring September 15, 2000, which space is approximately 50% utilized;

                  Boca Raton, Florida - occupies 3,050 square feet of office space sublet under a lease expiring May 31, 2000, which space is approximately 95% utilized;

                  Colorado Springs, Colorado - occupies 1,000 square feet of office space and 4,000 square feet of warehouse space under a lease expiring November 30, 1998, which space is approximately 80% utilized;

                  Dallas, Texas - occupies 1,575 square feet of office space and 11,945 square feet of warehouse space under a lease expiring February 28, 2003, which space is 65% utilized;

                  Milpitas, California - occupies 3,000 square feet of office space and 9,405 square feet of warehouse space under a lease expiring April 14, 2002, which space is 90% utilized;

                  Norristown, Pennsylvania - occupies 1,500 square feet of office and warehouse space under a month to month lease, which space is approximately 95% utilized;

                  Phoenix, Arizona - occupies 1,000 square feet of office space and 11,000 square feet of warehouse space under a lease expiring October 31, 2000, which space is approximately 80% utilized;

                  San Diego, California - occupies 800 square feet of office space and 4,048 square feet of warehouse space under a lease expiring January 31, 2000, which space is approximately 90% utilized;

                  Scottsdale, Arizona - occupies 1,000 square feet of office space and 2,928 square feet of warehouse space under a lease expiring May 31, 2000, which space is approximately 75% utilized; and

                  Winchester, Massachusetts - occupies 4,000 square feet of office space and 16,000 square feet of warehouse space under a lease expiring March 31, 2000, which space is approximately 90% utilized;

         Total rent expense for the Company amounted to $424,176 in 1997. The aggregate minimum rental commitments under all non-cancelable operating leases for the year ending December 31, 1998 is $579,748.

ITEM 3.  LEGAL PROCEEDINGS.

         On July 16, 1997, Unit Instruments, Inc., a California corporation ("Unit"), filed a complaint against California Fasteners, Inc. ("CalFast") and others in the Superior Court of the State of California for Orange County (Case No. 781801) (the "Complaint"). The Complaint alleges breach of contract, breach of various warranties and negligence. The action relates to certain screws allegedly purchased by Unit from CalFast as a distributor, which Unit alleges malfunctioned thereby causing Unit to suffer damages. Unit has claimed damages in an amount to be proved at trial, but alleged damages of not less than $1,000,000. CalFast filed an answer to the complaint on September 22, 1997, which denies the allegations made therein and asserted cross-claims against certain of the other defendants in the action, including the manufacturer of the screws. CalFast has referred this litigation to its insurance carrier, which has assumed the defense of the case under a reservation of all rights. The former stockholders of CalFast have provided the Company with certain indemnities in connection with liabilities arising out of this litigation. Management of the Company is unable to predict the outcome of this litigation, but does not believe that this litigation will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 26, 1997, at the Annual Meeting of Shareholders, the appointment of Moore Stephens, P.C. as the Company's auditors for fiscal year 1997 was ratified by the shareholders and received the following votes: For -- 1,966,690; Against -- 3,991; Abstain -- 2,100 Also at the Annual Meeting of Shareholders, the shareholders elected the following Directors:

Election of Directors:
                                               For                 Withheld
                                        ------------------    ----------------

      Milton M. Adler                           1,954,660             18,121
      Robert V. Gubitosi                        1,954,714             18,067
      Mitchell Hymowitz                         1,954,755             18,026
      William McSherry, Jr.                     1,954,715             18,066
      Dominic A. Polimeni                       1,954,715             18,066

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol "QUST" following the name change which took effect April 9, 1996 (previously, the symbol was "JUDG").

         The following table sets forth the reported high and low bid quotations (as adjusted for the one-for-ten reverse stock split) of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                     Common Stock
                                         --------------------------------------
                                              High                  Low
                                              ----                  ---
          1996:
          First Quarter                      $ 31.25               $ 15.00
          Second Quarter                     $ 18.75               $  7.50
          Third Quarter                      $ 10.63               $  6.88
          Fourth Quarter                     $  6.88               $  2.50

          1997:
          First Quarter                      $  6.75               $  3.25
          Second Quarter                     $  6.75               $  4.75
          Third Quarter                      $  8.44               $  5.38
          Fourth Quarter                     $ 10.00               $  7.13

         On March 17, 1998, the Company's common stock as reported on the NASDAQ SmallCap Market system was $7.06 (closing bid price). On that date there were approximately 1,000 holders of record of common stock (including entities which hold stock in street name on behalf of other beneficial owners).

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

         The Series B Preferred Stock will be entitled, as and when declared by the Board of Directors, to receive, in respect of the two years before the Series B Preferred Stock is converted, an annual dividend per share payable either in cash or shares of common stock, at the option of the Company, equal to $0.115 or 2% of the $5.75 value of the Series B Preferred Stock included in the Units. In March 1998, the Board of Directors voted to issue 17,344 shares of common stock to the Series B Preferred Stockholders in payment of the first year's dividend and also approved a proposal to accelerate the conversion date of the Series B Preferred Stock. This proposal will be considered by shareholders of the Company at the Annual Meeting to be held in mid-May. Presently, the conversion of each share of Series B Preferred Stock will automatically occur, without any action on the part of the holder or the Company, on March 4, 1999. If approved by the shareholders, the new conversion date will be as soon as possible after the Annual Meeting. The dividend on the Preferred Stock payable on March 4, 1999 will be paid in full upon conversion.

         Other than the foregoing, the Company does not anticipate the declaration or payment of any dividends in the foreseeable future. There can be no assurance that cash dividends of any kind will ever be paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the year ended December 31, 1997 compared with 1996.

         The results of operations through December 31, 1997 include the operating results of the Company's distribution business and its alternative dispute resolution ("ADR") business which was sold as of June 30, 1997. The distribution business includes the operating results of Quest Electronic Hardware, Inc. ("Quest") for the twelve months ended December 31, 1997, the operating results of Webb Distribution ("Webb") for the ten months ended December 31, 1997, the operating results of Integrated Material Systems, Inc. ("IMS") for the seven months ended December 31, 1997, and the operating results of California Fasteners, Inc. ("CalFast") and Power Components, Inc. ("PCI") for the four months ended December 31, 1997. Webb, which was acquired by the Company in March 1997, is a fastener and related products distribution business serving the New England market. IMS, which was acquired by the Company in June 1997, is a master distributor of fasteners based in Scottsdale, AZ. PCI, which was acquired by the Company in September 1997, is a distributor of lithium batteries and customized battery packs and assemblies, located outside of Philadelphia, PA. CalFast, which was acquired by the Company in September of 1997, is a fastener and related products distribution business with locations in Anaheim, CA, San Diego, CA and Phoenix, AZ.

         The Company's revenues for the year ended December 31, 1997 amounted to $25,710,194, which represents a record level of revenues for the Company, compared with $11,036,142 for the year ended December 31, 1996. The significant growth in the Company's revenues for the year ended December 31, 1997 over the year ended December 31, 1996 is due to the acquisition of Webb in March 1997, the acquisition of IMS in June 1997 and the acquisitions of CalFast and PCI in September 1997, along with the continued internal growth of Quest, which amounted to 23.4% for 1997.

         The Company's operating income was $3,302,403 for the year ended December 31, 1997 compared with operating income of $914,504 for the prior year. The increase in operating income for the year ended December 31, 1997 compared with 1996 is primarily due to the acquisitions discussed above and internal growth. In addition, operating income as a percentage of sales improved from 8.3% to 12.8% as a result of a 6.6 percentage point improvement in operating expenses as a percentage of sales, partially offset by a 2.1 percentage point decline in gross profit margin. The gross profit margin decline is attributable to changes in the mix of the Company's business as a result of the acquisitions discussed above.

         Interest expense for the years ended December 31, 1997 and 1996 amounted to $513,406 and $300,669, respectively. The increase in interest expense principally reflects the cost of additional borrowings in September 1997 incurred in connection with the acquisition of CalFast.

         The provision for income taxes for the year ended December 31, 1997 reflects a federal income tax provision at an effective rate of 35% and a state income tax provision at an effective rate of 6.3% for the states in which the Company does business. The Company is not expected, however, to have a regular federal income tax liability for 1997 as a result of the availability of net operating loss carryforwards of approximately $13.1 million as of December 31, 1996, expiring in the years 2000 through 2010. The Company has recorded a deferred tax asset of $4,000,000 to record the future tax benefit of the net operating loss carryforward.

         Net income for the year ended December 31, 1997 amounted to $1,637,141 compared with net income of $549,452 in the prior year. This improvement reflects the increased operating income of the Company as a result of the acquisitions of Webb, IMS, PCI and CalFast, as well as the growth in the business of Quest, partially reduced by increased corporate expense, interest expense and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had $875,080 in cash and short-term investments, compared to $74,400 at December 31, 1996. At December 31, 1997, the Company had working capital of $9,046,826, compared with working capital of $3,042,762 at December 31, 1996.

         For the year ended December 31, 1997, the net cash provided by the Company's operating activities amounted to $565,035, principally reflecting the profits of the Company and the decrease in other receivables and prepaid expenses, as well as an increase in accounts payable, accrued expenses and deferred income taxes payable, offset in part by the increases in accounts receivable and inventories, and a decrease in income taxes payable.

         For the year ended December 31, 1997, the net cash used in the Company's investing activities amounted to $12,829,049, including $12,641,922 of net cash consideration paid for acquired businesses. In addition, had capital expenditures of $187,127 for the acquisition of fixed assets, primarily computer and warehouse equipment to support the continued growth of the Company's business. The Company does not have significant commitments for capital expenditures at December 31, 1997, other than a $375,000 commitment, which together with the Company's existing computer equipment, provides for a new on-line real-time computer system, which was placed into service on January 1, 1998. No other significant commitments are anticipated for 1998. The Company's computer system and programs are prepared to handle all dating implications associated with the new millennium.

         For the year ended December 31, 1997, the net cash provided by the Company's financing activities amounted to $13,064,694, which consists of $1,425,000 of bank borrowings under the Company's revolving credit facility, $10,000,000 of bank borrowings under the Company's term loan facility, $5,634,812 in net proceeds derived from the Offering of Units of the Company's securities, reduced by long-term debt principal payments of $1,791,666, revolving facilities repayments of $2,158,387, and principal payments of $45,065 on a note issued for an acquired business.

         In connection with the acquisition of CalFast, the Company increased its revolving facility from $1,500,000 to $4,000,000, under terms and conditions generally consistent with those of its original facility. At December 31, 1997, $1,425,000 was borrowed and outstanding under the revolving facility. The remaining amount of the $4,000,000 revolving credit facility, or $2,575,000, was fully available at December 31, 1997 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate. As of February 28, 1998, the interest rate under the revolving facility was 9.5%. In order to secure the obligations of the Company and its subsidiaries under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of each of its subsidiaries at the date of such agreement and any shares of its subsidiaries in which the Company may thereafter acquire an interest. In addition, the Company and its subsidiaries granted a security interest in substantially all of their assets to the lender.

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

ITEM 7.  FINANCIAL STATEMENTS.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Questron Technology, Inc.

         We have audited the accompanying consolidated balance sheet of Questron Technology, Inc. and its subsidiaries at December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questron Technology, Inc. and its subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                               MOORE STEPHENS, P. C.
                                         Certified Public Accountants.

New York, New York
February 24, 1998

                           QUESTRON TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEET
                             AT DECEMBER 31, 1997

                                    ASSETS
Current assets:
   Cash and cash equivalents                                                                      $       875,080
   Accounts receivable, less allowance for
      doubtful accounts of $93,561                                                                      4,740,678
   Other receivables                                                                                       77,733
   Inventories                                                                                          8,415,777
   Other current assets                                                                                   158,597
                                                                                                  ----------------

Total current assets                                                                                   14,267,865

Property and equipment - net                                                                              910,988
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $549,566                                                           16,549,726
Deferred income taxes                                                                                   3,192,947
Other assets                                                                                              273,321
                                                                                                  ----------------

      Total assets                                                                                  $  35,194,847
                                                                                                  ================
                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                    $2,378,381
   Accrued expenses                                                                                       839,514
   Income taxes payable                                                                                   201,477
   Current portion of long-term debt                                                                    1,801,667
                                                                                                  ----------------

Total current liabilities                                                                               5,221,039
Deferred income taxes payable                                                                             182,552
Long-term debt                                                                                          9,893,521
                                                                                                  ----------------

      Total liabilities                                                                                15,297,112
                                                                                                  ----------------
Commitments and contingencies
Common stock subject to put option agreement                                                              622,857
Shareholders' Equity:
   Preferred stock, $.01 par value; authorized 10,000,000                                                  11,500
     shares; 1,150,000 issued and outstanding
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 2,122,439 shares                                                                        2,122
   Additional paid-in capital                                                                          33,462,524
   Accumulated deficit                                                                                (13,845,790)
                                                                                                  ----------------
                                                                                                       19,630,356
   Less: treasury stock, 11,849 shares of common stock, at cost                                         (355,478)
                                                                                                  ----------------

Total shareholders' equity                                                                             19,274,878
                                                                                                  ----------------

Total liabilities and shareholders' equity                                                           $ 35,194,847
                                                                                                  ================

                See Notes to Consolidated Financial Statements.

                           QUESTRON TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                           1997                    1996
                                                                    ---------------------   ---------------------
Revenue:
   Sales                                                                 $  25,667,245            $  10,883,393
   Fee income                                                                   42,949                  152,749
                                                                    ---------------------   ---------------------
                                                                            25,710,194               11,036,142
                                                                    ---------------------   ---------------------

Operating costs and expenses:
   Cost of products and services sold                                       15,486,763                6,408,196
   Selling, general & administrative expenses                                6,512,757                3,442,382
   Depreciation and amortization                                               408,271                  271,060
                                                                    -------------------     ---------------------
                                                                            22,407,791               10,121,638
                                                                    ---------------------   ---------------------

Operating income                                                             3,302,403                  914,504

Interest expense                                                               513,406                  300,669
                                                                    -------------------     --------------------

Income before income taxes                                                   2,788,997                  613,835
Provision for income taxes                                                   1,151,856                   64,383
                                                                    -------------------     --------------------

Net income                                                               $   1,637,141            $     549,452
                                                                    ===================     ====================
                                                                                                                =

Net income                                                               $   1,637,141            $     549,452
Deduct: Preferred Stock dividend                                                99,189                       --
              Imputed non-cash Preferred Stock dividend                        577,137                       --
                                                                    -------------------     --------------------

Net income used in per common share calculation                         $      960,815            $     549,452
                                                                    =====================   =====================

Net income per common share                                                  $     .56               $      .36
                                                                             ============            ============
Net income per diluted common share                                          $     .47               $      .36
                                                                             ============            ============


Average number of common shares outstanding                                  1,718,062                1,535,484
                                                                    =====================   =====================

Average number of diluted common shares outstanding                          3,456,555                1,539,048
                                                                    =====================   =====================

                See Notes to Consolidated Financial Statements.

                           QUESTRON TECHNOLOGY, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                  Additional
                            Preferred Stock              Common Stock           Paid-in      Accumulated      Treasury
                       ---------------------------  -----------------------
                          Shares        Amounts       Shares      Amounts       Capital        Deficit          Stock
                       --------------  -----------  ------------  ---------  -------------- ---------------  ------------
Balance -
  January 1, 1996                --    $      --      1,547,333   $  1,547    $ 23,887,894   $(15,356,057)    $(355,478)

Filing fees related to the       --           --             --         --          (7,825)            --             --
  Offering of Units
Net Income for the Year          --           --             --         --              --        549,452             --
                       --------------  -----------  ------------  ---------  -------------- ---------------  ------------
Balance -
  December 31, 1996              --           --      1,547,333      1,547      23,880,069    (14,806,605)     (355,478)
Issuance of securities:
  Series IV Warrants issued
     in connection with the
     acquisition Webb
     Distribution                --           --             --         --         375,000             --             --
  Preferred Stock
     Offering             1,150,000       11,500             --         --       5,623,412             --             --
  In connection with
     the acquisition
     of Integrated
     Material
     Systems, Inc.               --           --         50,000         50         299,000             --             --
  In connection with
     the acquisition
     of Power
     Components, Inc.            --           --         50,000         50         349,950             --             --
  In connection with
     the acquisition of
     California
     Fasteners, Inc.             --           --        475,106        475       2,357,956             --             --
Series B Preferred
 Stock dividend                  --           --             --         --              --        (99,189)            --

Imputed non-cash Series B
 Preferred Stock dividend        --           --             --         --              --       (577,137)            --
Accretion of Series B
  Preferred Stock                --           --             --         --         577,137             --             --
Net Income for the Year          --           --             --         --              --      1,637,141             --
                       --------------  -----------  ------------  ---------  -------------- ---------------  ------------
Balance -
  December 31, 1997       1,150,000     $ 11,500      2,122,439   $  2,122    $ 33,462,524   $(13,845,790)    $(355,478)
                       ==============  ===========  ============  =========  ============== ===============  ============

                See Notes to Consolidated Financial Statements.

                           QUESTRON TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                             1997                  1996
                                                                    --------------------- ---------------------
Cash flows from operating activities:
  Net income                                                                $1,637,141             $  549,452
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            408,271                271,060
      Provision for doubtful accounts                                           10,702                  9,975
      Recognition of current year income tax benefit of net
        operating loss carryforward                                            807,053
      Gain on sale of fixed assets                                                  --                  2,184
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable                             (1,265,885)               108,350
     Decrease in other receivables                                              43,323                 38,170
     (Increase)  decrease in inventories                                    (1,456,811)               385,496
     Increase (decrease) in accounts payable                                    73,587               (494,052)
     Increase (decrease) in accrued expenses                                   154,747                (75,162)
     (Decrease) Increase in income taxes payable                              (221,146)                26,383
     Increase in deferred income taxes payable                                 143,329                     --
     Decrease (increase) in prepaid expenses and other assets                  230,724               (323,510)
                                                                    --------------------- ---------------------
     Net cash provided by operating activities                                 565,035                498,346
                                                                    --------------------- ---------------------

Cash flows from investing activities:
  Net cash consideration paid for acquired businesses                      (12,641,922)                    --
  Proceeds from sale of fixed assets                                                --                    280
  Acquisition of property and equipment                                       (187,127)               (55,759)
                                                                    --------------------- ---------------------
     Net cash used for investing activities                                (12,829,049)               (55,479)
                                                                    --------------------- ---------------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                          1,425,000                 12,500
  Proceeds from long-term debt                                              10,000,000                     --
  Proceeds from Convertible Preferred Stock Unit Offering                    6,900,000                     --
  Costs associated with  Convertible Preferred Stock Unit Offering          (1,265,188)                (7,825)
  Repayment of long-term debt                                               (1,791,666)              (412,500)
  Repayment of revolving facilities                                         (2,158,387)                    --
  Payments on note issued for acquired business                                (45,065)                    --
                                                                    --------------------- ---------------------
     Net cash (used) provided by financing activities                       13,064,694               (407,825)
                                                                    --------------------- ---------------------

Increase (decrease) in cash and cash equivalents                               800,680                 35,042
Cash and cash equivalents at beginning of period                                74,400                 39,358
                                                                    --------------------- ---------------------

Cash and cash equivalents at end of period
                                                                            $  875,080             $   74,400
                                                                    ===================== =====================

                See Notes to Consolidated Financial Statements.

                           QUESTRON TECHNOLOGY, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                           1997                  1996
                                                                    --------------------- ---------------------
Supplemental disclosure of cash flow information:

  Cash paid during the year for:
     Interest                                                       $          398,904         $        310,221
                                                                    ===================   =====================
     Income taxes                                                   $           27,400         $         38,000
                                                                    ===================== =====================

  Non-cash investing and financing activities:
     During the year ended December 31, 1997, the Company
       acquired four different businesses in the following manner:
         Aggregate consideration paid for acquired businesses       $       17,272,260
         Deduct: securities issued as a portion of the consideration         4,005,338
                       notes issued as a portion of the consideration,
                       net of satisfaction of $375,000 note as a
                       result of sale of warrants                              625,000
                                                                    -------------------
         Net cash consideration paid                                $       12,641,922
                                                                    ===================

  As a result of the acquisitions referred to above, the Company recognized its deferred tax asset associated with its net operating loss carryforward as follows:
        Deferred income taxes                                       $         4,000,000
                                                                    ===================
        Cost in excess of net assets of businesses acquired         $        (4,000,000)
                                                                    ===================

     Series B Preferred Stock dividends:
       Accrued dividend                                             $           99,189
       Imputed non-cash dividend                                               577,137
                                                                    ---------------------
                                                                    $          676,236
                                                                    =====================

                See Notes to Consolidated Financial Statements.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Questron Technology, Inc. ("Questron" or the "Company") is primarily a value-added distributor of fasteners and related products (commonly referred to as "C" inventory items) sold to original equipment manufacturers ("OEM's") throughout the United States through its subsidiaries, Quest Electronic Hardware, Inc. ("Quest"), Webb Distribution ("Webb") and California Fasteners, Inc. ("CalFast"). The Company is also a master distributor of fasteners through its subsidiary Integrated Material Systems, Inc. ("IMS"), and a distributor of lithium batteries and battery packs and assemblies through its subsidiary Power Components, Inc. ("PCI").

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - In 1997, the Company acquired Webb Distribution, Inc. ("Webb"), Integrated Materials Systems, Inc. ("IMS"), Power Components, Inc. ("PCI") and California Fasteners, Inc. ("CalFast") in transactions accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the operations of the acquired businesses from the dates of acquisition through the end of the year.

         Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany amounts are eliminated.

         Cash and Cash Equivalents - The Company considers certain highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

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

         During the years ended December 31, 1997 and 1996, sales to one customer of the Company amounted to approximately $2,967,571 and $1,090,487, respectively, or approximately 11.5% and 9.9% of revenue, respectively. Accounts receivable from this customer amounted to approximately $844,214 in 1997 and $131,527 in 1996.

         Inventories - Inventories, which consist solely of finished products, are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

         Property and Equipment - Property and equipment are recorded at cost. Expenditures for normal repairs and maintenance are charged to earnings as incurred. When assets are retired or otherwise disposed, their costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in operations. Depreciation is recorded using the straight-line method over the shorter of the estimated lives of the related asset or the remaining lease term. Estimated useful lives are as follows:

                  Office equipment                        5 Years
                  Computer equipment                      5 Years
                  Furniture and fixtures                  7 Years
                  Leasehold improvements                  5 Years

         Cost in Excess of Net Assets of Businesses Acquired - The cost in excess of net assets of businesses acquired is being amortized on a straight line basis over 40 years. The Company has concluded that the cost in excess of net assets of businesses acquired has an indeterminable life based on historic, current and projected operating results of the businesses acquired. The Company's policy is to record an impairment loss against the balance of the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the businesses operate, or if the expected future non-discounted cash flow of the businesses would become less than the carrying value of the asset.

         Advertising and Marketing - Advertising and marketing expense, primarily comprised of printed media published in trade publications, is expensed as incurred. Advertising and marketing expense amounted to $39,098 and $17,409 for the years ended December 31, 1997 and 1996, respectively.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

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

2.    EARNINGS PER SHARE

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior periods' earnings per share data have been recalculated as necessary to conform prior years' data to SFAS No. 128.

         SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of earnings per share and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all potentially dilutive common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

         The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method, which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         The following table sets forth the computation of earnings per share and diluted earnings per share:

                                                                                     1997                    1996
                                                                              --------------------    --------------------
        Numerator:
              Net income                                                          $     1,637,141        $        549,452
              Preferred stock dividends                                                 (676,326)                      --
                                                                              --------------------    --------------------

              Numerator for net income per common share                                   960,815                 549,452
                                                                              --------------------    --------------------
              Effect of dilutive securities -
                 Preferred stock dividends                                                676,326                      --
                                                                              --------------------    --------------------
              Numerator for net income per diluted common
                 share                                                            $     1,637,141        $        549,452
                                                                              ====================    ====================

        Denominator:
              Denominator for net income per common share -
                 Weighted-average shares                                                1,718,062               1,535,484
                                                                              --------------------    --------------------
              Effect of dilutive securities:
                 Options                                                                  125,183                     633
                 Warrants                                                                 268,164                   2,931
                 Convertible preferred stock                                            1,345,146                      --
                                                                              --------------------    --------------------

              Dilutive potential common shares                                          1,738,493                   3,564
                                                                              --------------------    --------------------
              Denominator for net income per diluted common
                  share                                                                 3,456,555               1,539,048
                                                                              ====================    ====================

              Net income per common share                                                  $  .56                  $  .36
                                                                                         =========               =========

              Net income per diluted common share                                          $  .47                  $  .36
                                                                                         =========               =========


3.  ACQUISITIONS OF DISTRIBUTION BUSINESSES

         As of March 1, 1997, the Company acquired 100% of the stock of Comp Ware, Inc. d/b/a Webb Distribution ("Webb"), a privately owned distributor of fasteners and related products in Boston, MA. The purchase price for Webb consisted of: (i) $3,250,000 in cash; (ii) Note A in the amount of $375,000, with principal and interest at the rate of 10% per annum due and payable 18 months from the effective date of the closing; (iii) Note B in the amount of $375,000, with principal and interest at the rate of 10% per annum payable monthly over five years from the effective date of the closing; and (iv) 1,500,000 Series IV Warrants (the "Webb Warrants") issued to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement. In connection with the sale of the Webb Warrants by the majority shareholder of Webb, Note A (as described in (ii) above) was satisfied pursuant to the terms of the Stock Purchase Agreement, effectively resulting in a $375,000 reduction in the cost of the acquisition. The Company accounted for the Webb acquisition using the purchase method of accounting.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         As of June 1, 1997, the Company acquired 100% of the stock of Integrated Material Systems, Inc. ("IMS"), a privately owned master distributor of fasteners in Scottsdale, AZ. The purchase price for IMS consisted of: (i) 50,000 shares of the Company's common stock, having a market value of $299,050, issued to the stockholders of IMS; (ii) additional cash consideration, in each of the five years from the anniversary of the closing date, based upon the annual pre-tax earnings of IMS, up to a maximum of $300,000 per year (maximum of $1,500,000 over the five years); (iii) 75,000 shares of the Company's common stock, which shares shall be restricted and not earned until the attainment of $500,000 of annual pre-tax income by IMS; (iv) options to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share, which options become exercisable in five equal annual installments; and (v) upon the Company's attainment of $4,500,000 of pre-tax income, options to purchase 90,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock at the date of grant. The Company has accounted for the IMS acquisition using the purchase method of accounting.

         As of September 1, 1997, the Company acquired the business and net operating assets of Power Components, Inc. ("PCI"), a privately owned Philadelphia, PA distributor of lithium batteries and customized battery packs and assemblies, through a simultaneously acquired wholly-owned subsidiary. The purchase price for PCI consisted of: (i) a cash payment of $900,000 plus the assumption of certain liabilities; (ii) 50,000 shares of the Company's common stock; (iii) a promissory note in the amount of $250,000, with 25 equal monthly principal payment installments commencing in April 1998, unless extended, but in no event later than July 1998 and interest payable monthly at the rate of 8% per annum; and (iv) 100,000 shares of the Company's common stock, which shares shall vest during the three calendar years immediately following the Closing, based upon the attainment by PCI of certain pre-tax earnings amounts. In addition, the Company has agreed to pay additional cash consideration, in each of the three calendar years following the closing date, based upon the annual pre-tax earnings of PCI, up to a maximum of $300,000 per year (maximum of $900,000 over the three years). The Company has accounted for the acquisitions of PCI using the purchase method of accounting.

         Also as of September 1, 1997, the Company acquired 100% of the stock of California Fasteners, Inc. ("CalFast"), a privately owned distributor of fasteners and related products with branches in Anaheim, CA, San Diego, CA, and Phoenix, AZ. The purchase price for CalFast consisted of an Initial Purchase Price and a Deferred Purchase Price. The Initial Purchase Price consisted of: (i) a cash payment of $6,594,441; (ii) the assumption of $1,058,712 of debt net of cash on hand; and (iii) 475,106 shares of common stock of the Company, valued at $2,981,288. Of the 475,106 shares of common stock of the Company, the former shareholders of CalFast were granted the option to sell 125,896 shares back to the Company on a monthly basis over a five-year period. The Deferred Purchase Price consists of: (i) a 1997 Deferred Purchase Price, up to a maximum amount of $795,559, determined based upon the earnings before interest and taxes ("EBIT") of CalFast for the four month period September 1, 1997 through December 31, 1997, to be paid in cash; and
(ii) a 1998 Deferred Purchase Price, up to a maximum of $3,500,000, determined based upon the EBIT of CalFast for the year ending December 31, 1998, which shall be paid 50% in cash (up to a maximum of $1,750,000) and 50% in shares of the Company's common stock (up to a maximum of $1,750,000), with the number of shares to be issued determined based upon the market price of the Company's common stock at the date of such payment.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

In addition, upon the Company's attainment of $4,500,000 of pre-tax income, the former shareholders of CalFast shall be granted options to purchase 125,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock at the date of grant. The Company accounted for the CalFast acquisition using the purchase method of accounting.

         In connection with certain of the above acquisitions, the Company may be required to make additional purchase price payments that are contingent upon the achievement of specified operating goals. Such payments may be in the form of cash and/or shares of common stock of the Company and will be recorded at fair market value at the time of payment. The amounts of such additional consideration, if any, will be recorded when paid as cost in excess of net assets of businesses acquired and amortized over the remaining life of the asset.

         The following unaudited pro forma information presents the combined operating results of the Company, Webb, IMS, PCI and CalFast, treating the acquired companies as if they were subsidiaries of the Company for the full years ended December 31, 1997 and 1996. The pro forma net income for 1996 reflects a full tax provision at the Company's current effective tax rate of 41.3%. This effective tax rate differs from the effective tax rate reported for 1996 because in 1997 the Company recognized the deferred tax asset associated with its net operating loss carryforwards (see Note 10 of Notes to Consolidated Financial Statements). The pro forma net income per common share and diluted common share for both 1997 and 1996 assume that all shares of common stock, Series B Preferred Stock and Series IV Warrants of the Company outstanding as of December 31, 1997 were outstanding as of January 1, 1996. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1996 or results which may occur in the future:

                                                                    1997                    1996
                                                             ---------------------   ---------------------
            Revenues:
                 Questron                                        $   13,470,539           $   11,036,142
                 Webb                                                 7,782,103                7,830,637
                 IMS                                                    928,357                       --
                 PCI                                                  3,207,879                2,087,473
                 CalFast                                             12,375,357                8,664,993
                                                             ---------------------   ---------------------

                      Combined                                   $   37,764,235           $   29,619,245
                                                             =====================   =====================

            Net income:
                 Questron                                      $        483,489         $        259,125
                 Webb                                                   365,618                  362,913
                 IMS                                                    (39,819)                      --
                 PCI                                                    188,725                   84,819
                 CalFast                                              1,087,042                  560,216
                                                             ---------------------   ---------------------

                      Combined                                  $     2,085,055          $     1,267,073
                                                             =====================   =====================
            Pro forma net income
               per common share                                     $       .59              $       .21
                                                             ===================     ====================
            Pro forma net income per
               diluted common share                                 $       .50              $       .21
                                                             ===================     ====================

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         A summary of the allocation of the aggregate consideration paid for the aforementioned acquisitions to the fair market value of the assets acquired and liabilities assumed is as follows:

            Current assets:
               Accounts receivable                                $  2,250,692
               Inventories                                           3,790,199
               Other                                                   273,293          $   6,314,184
                                                             ------------------

            Property, plant and equipment                                                     510,466
            Cost in excess of net assets
               of companies acquired                                                       14,103,874
            Other assets                                                                       18,097
                                                                                   -------------------

                                                                                           20,946,621
            Current liabilities:
               Accounts payable and accrued
                  expenses                                           2,307,151
               Other                                                 1,367,210              3,674,361
                                                             ------------------    -------------------

            Aggregate consideration paid                                                 $ 17,272,260
                                                                                   ===================

4.  LONG-TERM DEBT

         Long-term debt at December 31, 1997 consisted of the following:

                 Term loan, due in equal quarterly installments through August
                      31, 2003, with interest payable
                      monthly at the prime rate plus 1.5%                                $  9,583,333
                 Revolving facility, due on September 22, 1999,
                      with interest payable monthly at the prime rate
                      plus 1.0%                                                             1,425,000
                 Note payable to seller of Webb, due in equal
                       monthly installments through March 4, 2002,
                       with interest payable monthly at 10%                                   329,935
                 Note payable to sellers of PCI, due in 25
                       equal monthly installments beginning in April 1998,
                       unless extended, but in no event later than July 1998,
                       with interest payable
                       monthly at 8%                                                          250,000
                 Other                                                                        106,920
                                                                                    ------------------

                                                                                           11,695,188
                   Less installments due within one year                                    1,801,667
                                                                                    ------------------

                                                                                         $  9,893,521
                                                                                    ==================

         In connection with the acquisition of CalFast, the Company entered into a loan agreement with a bank. The agreement provides for a $14,000,000 credit facility consisting of a six-year term loan for $10,000,000 and a $4,000,000 revolving credit facility. The loan agreement contains a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At December 31, 1997, the Company had unused borrowing capacity of $2,575,000 under the loan

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

agreement. Interest on the six-year term loan is due monthly at the prime rate plus 1.5%. Interest on the revolving facility is due monthly at the prime rate plus 1%. The prime rate at December 31, 1997 was 8.5%.

         In order to secure the obligations under the loan agreement, Questron entered into a stock pledge agreement, dated as of September 22, 1997, with the bank, under which the Company pledged to the bank the shares of capital stock of all of its subsidiaries which the Company held at such date and in which the Company may thereafter acquire an interest. In addition, the Company granted a security interest in substantially all of its assets and the assets of its subsidiaries to the bank. The loan agreement restricts the payments of cash dividends by the Company and certain other payments, limits long-term and short-term borrowings of the Company, and requires that debt service coverage, net worth, tangible net worth, the ratio of total liabilities to earnings before interest, taxes, depreciation and amortization (EBITDA), and the ratio of quick assets (cash and accounts receivable) to current liabilities be maintained at certain designated levels by the Company. The Company is in compliance with all such requirements of the loan agreement.

         The aggregate annual maturities of long-term debt for each of the five years in the period ending December 31, 2002 are: 1998-$1,801,667; 1999-$1,861,667; 2000-$1,811,667; 2001-$1,741,667; and 2002-$1,685,417.

5.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 consisted of the following:


                   Office equipment                      $         87,154
                   Computer equipment                             759,537
                   Furniture and fixtures                         312,437
                   Autos and trucks                               123,195
                   Leasehold improvements                         108,638
                                                       -------------------
                      Total                                     1,390,961
                   Less: accumulated depreciation                 479,973
                                                       -------------------

                      Total                               $       910,988
                                                       ===================

         Depreciation expense related to property and equipment for the years ended December 31, 1997 and 1996 was $167,172 and $98,907, respectively.

6.  SHAREHOLDERS' EQUITY

         At the Annual Meeting of Shareholders held on December 27, 1996, the shareholders approved a one-for-ten reverse stock split. All share information has been retroactively adjusted and the following information reflects the effects of the reverse stock split.

         As of December 31, 1997, the Company was authorized to issue 20,000,000 shares of common stock and 10,000,000 of preferred stock. The outstanding shares of common stock are fully paid and non-assessable.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         On March 10, 1997 the Company completed an offering of 1,150,000 Units (the "Offering") at a price of $6.00 per unit. Each Unit consisted of one share of the Company's Series B Convertible Preferred Stock and one redeemable Series IV Common Stock Purchase Warrant of the Company. A portion of the net proceeds of the offering ($3,250,000) were used by the Company to acquire Webb. The remaining amount of net proceeds ($2,353,000) was used to repay the outstanding balance on the Company's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($603,000) retained by the Company for working capital.

         Each share of the Series B Convertible Preferred Stock shall automatically convert into 1.4375 shares of the Company's common stock on the second anniversary of the effective date of the Offering, March 4, 1999. Such conversion ratio represented a 20% discount to the price of the Company's common stock on the day immediately preceding the effective date of the offering. The amount of such discount, $1,653,125, is being amortized to retained earnings as an imputed non-cash dividend over a two year period. Holders of the Series B Preferred Stock are entitled to: (i) annual dividends in respect of the two years prior to conversion at the rate of $0.115 per share; (ii) one vote for each share of common stock of the Company into which such preferred stock is convertible; and (iii) a liquidation preference equal to $0.01 per share.

         In addition to the 1,150,000 Series IV Warrants issued in connection with the Offering, the Company issued 1,500,000 Series IV Warrants to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement and 1,250,000 Series IV Warrants to the former shareholders of Quest in connection an exchange agreement. Each of the 3,900,000 Series IV Common Stock Purchase Warrants becomes exercisable on the first anniversary of the effective date of the Offering, is exercisable for the ensuing four years, and entitles the holder to purchase one share of the Company's common stock at $5.75 per share.

         In June 1997, in connection with the acquisition of IMS, the Company issued 50,000 shares of common stock to the former shareholders of IMS. Such shares were issued pursuant to a Stock Purchase Agreement dated May 30, 1997 and valued at $299,050.

         In September 1997, in connection with the acquisitions of CalFast and PCI, the Company issued 50,000 shares of common stock to the former shareholders of PCI and 475,106 shares to the former shareholders of CalFast. Of the 475,106 shares of common stock of the Company, the former shareholders of CalFast were granted the option to sell 125,896 shares back to the Company on a monthly basis as follows: for each of the seven months during the period October 1997 through April 1998, an aggregate of 8,879 shares per month valued at $6.275 per share, or $55,714.29 per month, and for each of the 53 months during the period May 1998 through September 2002, an aggregate of 1,203 shares per month valued at $6.275 per share, or $7,547.17 per month. To date, the former shareholders of CalFast have declined to exercise their option to sell such shares back to the Company.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

7.  STOCK OPTIONS

1996 STOCK OPTION PLAN

         Under the terms of the 1996 Stock Option Plan (the "1996 Plan"), both incentive and nonqualified stock options for an aggregate of 250,000 shares of the Company's common stock were authorized for grant at prices determined by the board of directors in its discretion. In the case of incentive stock options, which may be granted only to employees of the Company and its subsidiaries, such options are to be granted at prices equal to fair market value of the shares at date of grant. Options currently outstanding under the 1996 Plan were issued with an exercise price equal to the fair market value of the common stock on the date of grant, have terms of ten years and become exercisable in three equal nine month installments or three equal annual installments from date of grant.

         The transactions under the 1996 Plan during the year ended December 31, 1997 are summarized as follows (there were no transactions during 1996):

                                                                             1997
                                                            ---------------------------------------
                                                                               Weighted Average
                                                                Shares          Exercise Price
                                                            ----------------  ---------------------
            Outstanding - beginning  of year                            --           $        --
               Options granted                                     159,450                  6.51
               Options exercised
                                                            ----------------  ---------------------

            Outstanding - end of year                              159,450           $      6.51
                                                            ================  =====================

            Options exercisable at year end                             --           $        --
                                                            ================  =====================
            Options available at December 31
               for future grant                                     90,550
                                                            ================
            Weighted average remaining
               life of options                                   9.70 Yrs.
                                                            ================

PERFORMANCE OPTIONS

         The Company agreed to issue to the former shareholders of Quest performance options to purchase shares of common stock upon the Company's attainment of certain pre-tax income targets. Such options will be awarded based upon the following pre-tax income levels, with an exercise price equal to the fair market value of the Company's common stock on the date that the options are granted:
                                             Pre-tax Income
                No. of Shares                  Of at least
           -------------------------    --------------------------
                   500,000                     $2,500,000
                   500,000                     $3,500,000
                   500,000                     $4,500,000

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         The Company's pre-tax income for the year ended December 31, 1997 exceeded $2.5 million, accordingly, options to purchase 500,000 shares of common stock of the Company at an exercise price of $7.75 per share shall be granted.

         In addition to the above performance options, the Company also agreed to issue performance options to a former shareholder of IMS and the former shareholders of CalFast in connection with the acquisitions. The former shareholder of IMS will receive performance options to purchase 90,000 shares of common stock upon the Company's attainment of $4,500,000 in pre-tax income. The former shareholders of CalFast will receive performance options to purchase 125,000 shares of the common stock upon the Company's attainment of $4,500,000 in pre-tax income.

ACQUISITION OPTIONS

         In connection with the acquisition of IMS, the Company granted to the former shareholders of IMS options to purchase 100,000 shares of common stock at an exercise price of $6.00 per share. Such options vest and become exercisable in five equal annual installments commencing on June 1, 1998.

1994 DIRECTOR NON-QUALIFIED STOCK OPTION PLAN

         Under the terms of the 1994 Director Non-qualified Stock Option Plan, as amended (the "1994 Plan"), options to purchase up to an aggregate of 150,000 shares (subject to shareholder approval of the increase from 30,000 shares) of the Company's common stock may be granted to non-employee directors of the Company. Under the 1994 Plan, options are to be granted to each eligible director at the rate of 5,000 per year at an exercise price equal to the fair market value of the underlying stock on the date of grant, are immediately exercisable, and have a term of ten years. Transactions under the 1994 Plan during the years ended December 31, 1997 and 1996 were as follows:

                                                                 1997                             1996
                                                    -------------------------------  -------------------------------
                                                                      Weighted                          Weighted
                                                                      Average                           Average
                                                                      Exercise                          Exercise
                                                       Shares          Price            Shares           Price
                                                    --------------- ---------------  ---------------  -------------
          Outstanding - beginning  of year                12,000       $   18.01           10,500       $   16.74
             Options granted                              23,000       $    6.27            3,000       $   19.06
             Options exercised
             Options canceled and
                Terminated                                (6,000)          17.67           (1,500)      $   11.25
                                                    =============== ===============  ===============  =============
          Outstanding - end of year                       29,000       $    8.77           12,000       $   18.01
                                                    =============== ===============  ===============  =============

          Options exercisable at year end                  9,000       $    8.77           12,000       $   18.01
                                                    =============   ===============  ===============  =============

          Options available on December 31
             for future grant                            121,000                            3,000
                                                    =============                    =============
          Weighted average remaining
             life of options                           7.300 Yrs.                       7.875 Yrs.
                                                    ==============                   ===============

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         The Company has granted non-incentive stock options pursuant to consulting agreements. At December 31, 1997 and 1996, the total number of options outstanding under such agreements was 11,600. These options are exercisable at $35.00 per share and expire on March 31, 2000.

         If the Company had accounted for the issuance of all options pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense of $96,298 and $50,627 for the years ended December 31, 1997 and 1996, respectively, and the Company's net income and net income per share would have been as follows:

                                                                             1997                    1996
                                                                       -----------------      -------------------
           Net income per common share:
           Net income used in per common share
               calculation as reported                                   $      960,815         $        549,452
                                                                       =================      ===================
           Pro forma net income used in per common
               share calculation                                         $      864,517         $        498,825
                                                                       =================      ===================
           Net income per common share as reported                       $          .56         $            .36
                                                                       =================      ===================
           Pro forma net Income per share                                $          .50         $            .32
                                                                       =================      ===================
           Net income per diluted common share:
           Net income as reported                                         $   1,637,141         $        549,452
                                                                       =================      ===================
           Pro forma net income                                           $   1,540,843         $        498,825
                                                                       =================      ===================
           Net income per diluted common share as
                Reported                                                  $         .47         $            .36
                                                                       =================      ===================
           Pro forma net income per diluted common
                Share                                                     $         .45         $            .32
                                                                       =================      ===================

         The fair value of options at date of grant was estimated using the fair value based method with the following weighted average assumptions for the years ended December 31, 1997 and 1996:

                                    December 31, 1997       December 31, 1996
                                    -----------------       -----------------

         Expected Life (Years)              10                       10
         Interest Rate                       6%                        6%
         Annual Rate of Dividends           --                        --
         Volatility                      46.57%                    94.56%

         The weighted average fair value of options at date of grant using the fair value based method during 1997 and 1996 is estimated at $4.33 and $16.90, respectively.

         No compensation cost was recognized for stock-based employee awards.

8.  RETIREMENT PLAN

         The Company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan, which is based on a specified percentage of employee contributions, has been charged to selling, general & administrative expenses in the amounts of $60,886 in 1997 and $43,249 in 1996.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         In 1997, the Board of Directors of the Company approved the adoption of a noncontributory employee stock ownership plan which enables all eligible employees to acquire shares of the Company's common stock. Contributions, which are determined by the Board of Directors, are in the form of common stock or cash which is used to purchase the Company's common stock for the benefit of participating employees. The Company accrued $68,000 for the year ended December 31, 1997 to fund the purchase of the Company's common stock pursuant to the plan.

9.  LEASE COMMITMENTS

         The Company leases certain office and warehouse space under non-cancelable operating leases expiring at various dates through 2016. Rental expenses of all non-cancelable operating leases amounting to $424,176 and $189,252 was charged to operations for the years ended December 31, 1997 and 1996, respectively. Aggregate minimum rental commitments under all non-cancelable operating leases approximate $3,313,269 as of December 31, 1997. Such commitments on annual basis are as follows:


         Years ending December 31,
              1998                                          $     579,748
              1999                                                567,436
              2000                                                420,081
              2001                                                282,028
              2002                                                189,588
              2003                                                106,388
              2004 - 2015 ($96,000 per year)                    1,152,000
              2016                                                 16,000
                                                         ------------------
                    Total                                   $   3,313,269
                                                         ==================

10.  INCOME TAXES

         The provision for income taxes for the years ended December 31, 1997 and 1996 consisted of the following:

                                     1997                      1996
                             ----------------------    ---------------------
          Current
                Federal           $         47,969          $         9,125
                State                      153,508                   55,258
                             ----------------------    ---------------------
                                           201,477                   64,383
                             ----------------------    ---------------------
          Deferred
                Federal                    930,969                       --
                State                       19,410                       --
                             ----------------------    ---------------------
                                           950,379                       --
                             ----------------------    ---------------------

                                    $    1,151,856           $       64,383
                             ======================    =====================

         SFAS No. 109, "Accounting for Income Taxes" requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards and a deferred tax liability for all taxable temporary differences. The Company had net operating loss carryforwards for the years ended December 31, 1997 and 1996. At December 31, 1996, the Company had provided a valuation allowance of 100% against the deferred tax asset arising from such net operating loss carryforwards, as

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

the Company could not reasonably estimate how much, if any, of the net operating losses could be utilized by the Company in future periods. Accordingly, no regular federal income taxes were provided for 1996. The provision for income taxes included in the consolidated statement of income for 1996 is for state income taxes to which the Company and its subsidiaries are subject and the federal alternative minimum tax. As a result of the acquisitions completed in 1997, principally Webb and CalFast, and the 1997 and expected future combined results of the Company, the valuation allowance associated with the deferred tax asset was reduced and a deferred tax asset in the amount of $4,000,000 was reflected on the Company's balance sheet. Since the reduction in such valuation allowance was a direct consequence of the acquisitions made in 1997, such reduction has been properly accounted for as a reduction of the costs in excess of net assets of businesses acquired. At December 31, 1997, the balance of the deferred tax asset relating to the net operating loss carryforwards is $3,192,947, after having been reduced by $807,053, the amount of the benefit related to the 1997 utilization of net operating loss carryforwards.

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                        Year Ended December 31,
                                                                ----------------------------------------
                                                                      1997                  1996
                                                                ------------------    ------------------
         Federal statutory rate                                             34.0%                  2.0%

         State income taxes                                                  6.2%                  7.0%

         Effect of permanent differences between
            financial statement treatment and tax
            treatment of certain items, primarily
            amortization of goodwill                                         1.1%                    --
                                                                ------------------    ------------------

         Effective tax rate                                                 41.3%                  9.0%
                                                                ==================    ==================

         As of December 31, 1997, the amount of the net operating loss carryforwards and their expiration dates are as follows:

                                                                Net
                                                          Operating Loss
         Expiring in Years Ending December 31,             Carryforwards
                                                        --------------------

           2000                                             $       398,128
           2001                                                   1,242,960
           2002                                                   1,413,510
           2003                                                   1,573,987
           2004                                                   1,100,173
           2005                                                     579,718
           2006                                                     782,129
           2007                                                   2,945,421
           2008                                                   2,336,094
           2009                                                     591,906
           2010                                                     167,497
                                                        --------------------

                Total                                       $    13,131,523
                                                        ====================

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Effective December 31, 1995, the Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. Fair value of the financial instruments disclosed in the balance sheet is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts at December 31, 1997:

                                                   Carrying
                                                     Amount              Fair Value
                                               --------------------  --------------------
        Cash and cash equivalents                 $        875,080      $        875,080
        Receivables                                      4,740,678             4,740,678
        Accounts payable                                 2,378,381             2,378,381
        Accrued expenses                                   839,514               839,514
        Current portion of long-term debt                1,741,667             1,741,667
        Long-term debt                                   9,953,521             9,953,521

         For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

12.  RELATED PARTY TRANSACTIONS

         The Company has entered into a five-year management advisory and consulting agreement with Gulfstream Financial Group, Inc. ("Gulfstream"), a company in which the Chairman, President and Chief Executive Officer of the Company is a 50% owner. Under the terms of such agreement, Gulfstream acts as an advisor and consultant to the Company, and also provides certain administrative services to the companies. Such advisory and consulting services are directed principally at the expansion of the Company's business through the identification of new marketing opportunities and potential acquisitions, as well as the procurement of financing as needed by the Company. For such services Gulfstream is paid a fee of $150,000 per year. In addition, upon the attainment of certain earnings targets by the Company, Gulfstream will be entitled to receive options to acquire additional shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Gulfstream presently owns 12.3% of the Company's common stock outstanding.

                           QUESTRON TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         The Company leases one of its facilities from an entity owned by the former stockholders of an acquired business who are now employees of the Company. Rent expense of $32,000 associated with this facility has been charged to selling, general & administrative expenses for the year ended December 31, 1997. Management believes that the terms of such lease are no less favorable than those which otherwise are available in the market for that facility.

13. NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENT

         The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Financial Information". This statement is effective for fiscal years ending after December 15, 1998 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.
SFAS No 131 is not expected to have a material impact on the Company.

14. EVENTS SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

         On March 10, 1998, the Company announced that its Board of Directors voted to eliminate the call provision on its Series IV Warrants. The Series IV Warrants were redeemable by the Company for $.05 per Warrant, upon 30 day's written notice, if the closing bid price of the common stock exceeded $8.50 per share for any 20 consecutive trading days ending within 10 days prior to the date of the notice of redemption. The Series IV Warrants can still be exercised by holders at a price of $5.75 per share during a four year period which commenced March 4, 1998.

         On March 17, 1998, the Company announced that its Board of Directors approved a proposal to accelerate the conversion date of its Series B Preferred Stock. The proposal will be considered by shareholders of the Company at the Annual Meeting to be held in mid-May. Presently, the conversion of each share of Series B Preferred Stock will automatically occur, without any action on the part of the holder or the Company, on March 4, 1999. If approved by the shareholders, the new conversion date will be as soon as possible after the Annual Meeting. The dividend on the Series B Preferred Stock, in the amount of $0.115 per share, payable on March 4, 1999, will be paid in full upon conversion.

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

Name                       Age    Position
----                       ---    --------
Dominic A. Polimeni         51    Chairman, President and Chief Executive
                                  Officer
Milton M. Adler             70    Secretary, Treasurer, Controller and Director
Robert V. Gubitosi          50    Director
Mitchell Hymowitz           35    Director
William J. McSherry, Jr.    50    Director

         Each of the Directors of the Company holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. The Company's by-laws currently provide for not less than three directors nor more than nine directors. Currently, there are five directors of the Company. The by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the officers or directors of the Company except that Dominic A. Polimeni is the brother-in-law of Robert V. Gubitosi.

         The principal occupation and business experience for each officer and director of the Company for the last five years is as follows:

         DOMINIC A. POLIMENI has been President, Chief Operating Officer and a Director of the Company since March 1995, and Chairman and Chief Executive Officer of the Company since February 1996. Since March 1996, Mr. Polimeni has also been a director of TMCI Electronics, Inc., a publicly held company based in San Jose, California which provides custom manufacturing and value-added services to the information technology industry. Since September 1997, Mr. Polimeni has been a director of Nu Horizons, Inc., a publicly held company based in Melville, New York, which is a distributor of electronic components. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. ("Arrow") for four (4) years. He also held several other positions, including general management positions, with Arrow over an eight-year period. Prior to that he practiced as a Certified Public Accountant for more than 12 years and was a Partner in the New York office of Arthur Young & Company. He has also held the position of Chief Operating Officer of Fugazy Express, Inc., a New York based transportation company in its start-up phase. He holds a bachelor of business administration degree from Hofstra University. Mr. Polimeni is the brother-in-law of Mr. Gubitosi.

         MILTON M. ADLER has been a Director of the Company since February 1996, Secretary of the Company since October 1993, Treasurer of the Company since February 1992, and Controller of the Company since January 1992. Since July 1997, he has been President, Secretary, and Treasurer of Judicate of Philadelphia, Inc., a former subsidiary of the Company. Prior to October 1993, Mr. Adler was employed by Travelco, a travel consulting firm, for more than 18 years in various capacities, the most recent of which was Vice President of Administration. Mr. Adler is a Certified Public Accountant.

         ROBERT V. GUBITOSI has been a Director of the Company since February 1996. He was elected as a director of Worldwide Equipment Corp., a publicly held company based in Ardsley, New York, in February 1998. Mr. Gubitosi has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of General Partner and Chief Financial Officer of the Securities Groups, a New York investment banking firm and primary dealer of U.S. government securities, with responsibility for the investment banking activities of the firm. In addition, he has held managerial positions at Goldman Sachs & Company and Oppenheimer & Company, and specialized in brokerage accounting and auditing at Haskins & Sells and Touche Ross & Company. He holds a bachelor of business administration degree from Hofstra University. Mr. Gubitosi is the brother-in-law of Mr. Polimeni.

         MITCHELL HYMOWITZ has been a Director of the Company since December 1993. He became Chief Financial Officer of Worldwide Equipment Corp. in early 1998. Mr. Hymowitz has also been Secretary of H&W Hardware Co., Inc. and Vice President of Two Twenty First Avenue Realty Corp. since September 1990. Prior to that, he was Senior Accountant with Paritz and Company, P.A., in New Jersey. Mr. Hymowitz earned a Bachelor of Science in Business Administration with a degree in Accounting from State University of New York at Buffalo in 1984.

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

         Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16 (a), and without researching or making any inquiry regarding delinquent Section 16 (a) filings, the Company believes that, during the fiscal year ended December 31, 1997, all such reports were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth the compensation of the named executive for the periods indicated. No executive officer of the Company received total annual salary and bonus greater than $100,000 during the periods indicated.

                                                                 Annual Compensation
                                               ---------------------------------------------------------
(a)                                    (b)         (c)              (d)                   (e)
Name and                                                                             Other Annual
Principal Position                     Year       Salary           Bonus           Compensation ($)
------------------                     ----       ------           -----           ----------------
Dominic A. Polimeni                    1997      $100,000           --                    --
  Chairman, President                  1996      $100,000           --                    --
  and Chief Executive                  1995       $75,000           --                    --
  Officer

                                                                            Long Term Compensation
                                               -------------------------------------------------------------------------------
                                                            Awards                      Payouts
                                                                                ------------------------
(a)                                    (b)         (f)              (g)                   (h)                   (i)
                                               Restricted       Securities
Name and                                       Stock            Underlying               LTIP                All other
Principal Position                     Year    Awards ($)     Options/SARs(#)         Payouts ($)         Compensation ($)
------------------                     ----    ----------     ---------------         -----------         ----------------
Dominic A. Polimeni                    1997        --                --                    --                     --
  Chairman, President                  1996        --                --                    --                     --
  and Chief Executive                  1995        --                --                    --                     --
  Officer


EMPLOYMENT AGREEMENTS

         Dominic A. Polimeni, Chairman, Chief Executive Officer and President of the Company, is a party to an employment agreement with Quest Electronic Hardware, Inc., a subsidiary of the Company. This agreement expires on March 31, 2000 and provides for a base salary of $100,000 per annum.

         In addition, Mr. Polimeni is an executive officer and a 50% stockholder of Gulfstream Financial Group, Inc. ("Gulfstream"), and shares voting and investment power with respect to the shares of the Company's common stock owned by Gulfstream. Pursuant to a Management Advisory and Consulting Agreement, dated as of November 29, 1994, between the Company and Gulfstream, Gulfstream acts as an advisor and consultant to the Company, and also provides certain administrative services to the Company. Such advisory and consulting services are directed principally at the expansion of the Company's business through the identification of new marketing opportunities and potential acquisitions, the procurement of financing as needed by the Company, and maximizing the Company's profitability. For such services Gulfstream is paid a fee of $150,000 per year. In addition, pursuant to an Exchange Agreement dated November 8, 1996, upon the attainment of certain earnings targets for the Company, Gulfstream will be entitled to receive options to acquire additional shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant (See Item 11 - "Exchange Agreement"). On February 24, 1998, options to purchase 333,333 shares of common stock of the Company at an exercise price of $7.75 per share were awarded to Gulfstream pursuant to the terms of the Exchange Agreement.

         Quest has also entered into a five-year employment agreement with Phillip D. Schwiebert, its President and Chief Operating Officer. Under the terms of such employment agreement, Quest has agreed to compensate Mr. Schwiebert with regular salary at the rate of $100,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $15,000 per quarter. In addition, pursuant to an Exchange Agreement date November 8, 1996, upon the attainment of certain earnings targets for the Company, Schwiebert will be entitled to receive options to acquire additional shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant (See Item 11 - "Exchange Agreement"). On February 24, 1998, options to purchase 166,667 shares of common stock of the Company at an exercise price of $7.75 per share were awarded to Mr. Schwiebert pursuant to the terms of the Exchange Agreement.

         In connection with the acquisition of Integrated Material Systems, Inc., the Company has entered into a five-year employment agreement with James Taylor, the former shareholder and President of IMS. Under the terms of such employment agreement, the Company has agreed to compensate Mr. Taylor with regular salary at the rate of $144,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $14,400 per year.

         In connection with the acquisition of California Fasteners, Inc., the Company has entered into a five-year employment agreement with Doug Zadow, a former shareholder and President of CalFast. Under the terms of such employment agreement, the Company has agreed to compensate Mr. Zadow with a regular salary of $120,000, plus bonus compensation based on the attainment of certain operating goals at the rate of $60,000 per year.

OPTION/SAR GRANTS

         There were no grants during 1997 of stock options or stock appreciation rights to any to any person named in the Summary Compensation Table. For information relating to warrants and rights granted to Gulfstream, a company owned by Dominic A. Polimeni and Joan R. Gubitosi, and to Phillip D. Schwiebert, see Item 11 "Exchange Agreement."

OPTION/SAR EXERCISES

         Set forth below is information concerning exercises of options during 1996 and the year-end value of unexercised options for the persons named in the Summary Compensation Table:

               (a)                  (b)            (c)                     (d)                             (e)
                                                                 Number of Securities
                                                                Underlying Unexercised         Value of Unexercised In-the
                                   Shares                        Options/SAR's at Fiscal        -Money Options/SARs at
                                Acquired on      Value                   Year End (#)                Fiscal Year End ($)
        Name                      Exercise       Realized        Exercisable/Unexercisable       Exercisable/Unexercisable
        ----                      --------       --------        --------------------------      -------------------------
Dominic A. Polimeni
  Chairman, President
  and Chief Executive
  Officer                           --              --                      --                             --

COMPENSATION OF DIRECTORS

         Other than the 1994 Director Non-Qualified Stock Option Plan described below, the Company does not have a standard policy regarding compensation of members of the Board of Directors. Other than as reported below, the members of the Board of Directors did not receive compensation for their services as such during the year ended December 31, 1997.

THE 1994 DIRECTOR NON-QUALIFIED STOCK OPTION PLAN

         On January 26, 1994, the Board of Directors (the "Board") adopted, subject to stockholder approval, the above captioned plan and in February 1996 amended the plan so as to change the annual date of the grant to the first Wednesday of February. On April 2, 1996, the 1994 Director Non-Qualified Stock Option Plan was approved by shareholders at a special meeting. The plan was further amended to increase the aggregate number of shares of the Company's common stock that may be granted under the plan from 30,000 to 150,000, subject to shareholder approval at the next Annual Meeting. The plan, as amended, is hereinafter referred to as the "1994 Plan."

         All non-employee directors shall receive an option to purchase 5,000 shares of the common stock of the Company on the first Wednesday of February in each calendar year at an exercise price equal to the fair market value per share of the common stock on that date. Such options shall be exercisable immediately for a period of 10 years from date of grant unless terminated earlier pursuant to the terms of the Plan. Under the 1994 Plan, 29,000 options have been granted to date at exercise prices ranging from $3.88 per share to $24.06 per share.

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

         In September 1997, the Company granted 159,450 options to its employees. Such options were issued with an exercise price equal to the fair market value of the common stock on the date of grant. The options have terms of ten years and become exercisable in three equal nine-month installments or three equal annual installments from date of grant.

EMPLOYEE STOCK OWNERSHIP PLAN

         In 1997, the Board approved the adoption of an Employee Stock Ownership Plan ("ESOP") beginning with the year ended December 31, 1997. The Company accrued $68,000 for the year ended December 31, 1997 to fund the purchase of the Company's common stock pursuant to the ESOP.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of March 24, 1998, known to the Company regarding beneficial ownership of the Company's common stock and Preferred Stock by (i) any holder of more than five percent of the outstanding shares; (ii) the Company's directors; and (iii) all executive officers and directors as a group:




                                                                                         Number of
                                                            Number of      % of          Shares of         % of
                                                            Shares of      Common        Series B        Series B       % of
       Name & Address         Position With the Company    Common Stock      Stock    Preferred Stock    Preferred     Voting
                                                                                                           Stock      Power (1)
----------------------------- -------------------------- ----------------- ---------- ----------------  ------------ ------------
Dominic A. Polimeni (2)(4)     Chairman, President and      1,713,757 (3)      47.85       10,000             *         33.01
                               Chief Executive Officer

Milton M. Adler (2)             Director, Secretary,            3,102 (5)                     100
                              Treasurer and Controller                            *                           *            *

Robert V. Gubitosi (2)                Director                     -- (6)         --           --             --          --

Mitchell Hymowitz (2)                 Director                 21,000 (7)                      --             --
                                                                                  *                                        *

William J. McSherry, Jr. (2)          Director                 36,041 (8)       1.67        2,700             *          1.05


Joan R. Gubitosi(4)                      --                 1,713,606 (3)      47.85           --             --        32.74
c/o   Gulfstream   Financial
      Group, Inc.
      6400  Congress   Ave.,
      Suite 200A
      Boca Raton, FL 33487
                                                                                                                       13.43
Phillip D. Schwiebert(4)         President and Chief          567,817 (9)      22.05           --             --
c/o Quest Electronic            Operating Officer of
      Hardware, Inc.              Quest Electronic
      1180 Murphy Avenue          Hardware, Inc., a
      San Jose, CA            subsidiary of the Company

Douglas D. Zadow               President of California        361,065 (14)     16.97           --             --       9.55
c/o The Z Group, Inc.            Fasteners, Inc., a
      P.O. Box 1148           subsidiary of the Company
      McKinney, TX 75070

Terry Bastian                  General Manager of San         114,041 (15)      5.36           --             --      3.02
c/o California Fasteners,       Diego and Purchasing
      Inc.                      Manager of California
      7076 Convoy Court           Fasteners, Inc. a
      San Diego, CA 92111     subsidiary of the Company

Gerald Levine(10)                        --                   115,000            5.4           --             --      3.04
c/o Bentley Capital
      Management,
      Inc.
      520 Madison Avenue,
      41st Floor
      New York, NY 10022

Robert Sussman(10)                       --                   115,000            5.4           --             --      3.04
c/o Bentley Capital
      Management,
      Inc.
      520 Madison Avenue,
      41st Floor
      New York, NY 10022

                                                                             % of        Number of         % of
                                                            Number of        % of        Shares of       Series B       % of
                                                            Shares of       Common       Series B        Preferred     Voting
       Name & Address         Position With the Company    Common Stock      Stock    Preferred Stock      Stock      Power (1)
----------------------------- -------------------------- ----------------- ---------- ----------------  ------------ ------------
Debra L. Hagan(10)                       --                   115,000          5.4           --                --           3.04
c/o Bentley Capital
Management, Inc.
    520 Madison Avenue,
    41st Floor
    New York, NY 10022

Gerald Kennedy(11)                       --                     4,373 (13)      *         290,000             25.22        11.14
c/o Kennedy Capital
    Management
    10829 Olive Blvd.
     St. Louis, MO 63141

Jay R. Petschek                          --                     2.262 (13)        --      150,000 (12)        13.04         5.76
c/o Ladenburg Thalman &
    Co., Inc.
    540 Madison Avenue
    New York, NY 10022

All officers  and  directors                                1,773,900         48.74        12,800              1.11        33.87
as a group
      (five persons)
-----------------------------
*  Less than 1 %

(1) Percentage of Voting Power reflects combined votes of common stock and preferred stock.

(2) c/o Questron Technology, Inc., 6400 Congress Avenue, Suite 200A, Boca Raton, FL 33487.

(3) These shares are owned by Gulfstream Financial Group, Inc. ("Gulfstream"). Joan R. Gubitosi and Dominic A. Polimeni are executive officers and the stockholders of Gulfstream and share voting and investment power with respect to the shares owned by Gulfstream. The shares reported above consist of 260,273 shares owned by Gulfstream, options to purchase 453,333 shares, Series IV Warrants to purchase 1,000,000 shares of common stock and 150 shares of common stock issued to Mr. Polimeni as a dividend in respect of his Series B Preferred Stock. These amounts do not include options to purchase 40,500 shares of common stock at $6.625 per share granted effective September 22, 1997. The foregoing options vest and become exercisable as to 13,500 shares on each of the nine month anniversary dates of the date of the grant.

(4) In addition, Gulfstream and Mr. Schwiebert will be entitled to receive options to acquire additional shares of common stock upon the attainment of certain earnings targets for the Company in any fiscal year up to and including fiscal year 2001 as follows:

                  No. of Additional                      No. of Additional
                  Gulfstream Shares                      Schwiebert Shares                    Pre-tax Income at Least
          ----------------------------------     -----------------------------------     ----------------------------------
                       333,333                                166,667                               $ 3,500,000
                       333,334                                166,666                               $ 4,500,000

(5)      Includes options to purchase 3,000 shares of common stock.

(6) Mr. Gubitosi's wife, Joan R. Gubitosi, has shared beneficial ownership with Mr. Polimeni of 1,713,607 shares of common stock (see Footnote 3). Mr. Gubitosi disclaims beneficial ownership of such shares.

(7)      Consists of options to purchase 21,000 shares of common stock.

(8) Includes 2,000 shares of common stock, options to purchase 18,000 shares of common stock, Series IV Warrants to purchase 16,000 shares and 41 shares of common stock issued as a dividend in respect of his Series B Preferred Stock.

(9) The 401,150 shares reported above consist of 121,150 shares owned by Mr. Schwiebert, options to purchase 197,667 shares of common stock and Series IV Warrants to purchase 250,000 shares of common stock. These amounts do not include options to purchase 30,000 shares of common stock at $6.00 per share granted effective May 31, 1997. The foregoing options vest and become exercisable as to 10,000 shares on each of the first three anniversary dates of the date of the grant. See also footnote 4.

(10) Based on the Schedule 13G of Bentley Capital Management, Inc. ("Bentley"), dated February 18, 1998. The 115,000 shares reported above are owned by Bentley. Gerald Levine, Robert M. Sussman and Debra L. Hagan are beneficial owners and share voting and investment power with respect to the 115,000 shares reported above.

(11)     Based  on  the  Schedule  13G  of  Kennedy  Capital  Management,   Inc.
         ("Kennedy"), dated February 10, 1998. The 290,000 shares of Series B preferred stock reported above are owned by Kennedy.

(12) Based on the Schedule 13G of Jay R. Petschek, dated October 1, 1997. Jay R. Petschek, Corsair Management Company, Inc. ("CMC") and Corsair Managing Partners ("CMP") expressly disclaim beneficial ownership of any shares of Preferred Stock not directly held for the accounts of CMC. and CMP. Jay R. Petschek beneficially owns the 150,000 shares reported above, which consists of 117,350 shares held for the account of Corsair Capital Partners, L.P. and 32,650 shares beneficially owned by CMC and CMP.

(13) Represents shares issued as a dividend in respect of the Series B Preferred Stock.

(14) The 361,065 shares reported above include 55,205 shares subject to a serial put agreement dated 9/22/97, which gives Mr. Zadow the option to put the shares to the Company on a monthly basis during the five year period following 9/22/97 for a price of $6.275 per share.

(15) The 114,041 shares reported above include 17,433 shares subject to a serial put agreement dated 9/22/97, which gives Mr. Bastian the option to put the shares to the Company on a monthly basis during the five year period following 9/22/97 for a price of $6.275 per share.


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

         b. Dominic A. Polimeni ("Polimeni"), a Director, Executive Officer and a 50% stockholder of Gulfstream, and Chairman, Chief Executive Officer and Chief Financial Officer of Quest, which became a subsidiary of the Company, was named President and Chief

                  Operating Officer of the Company and was subsequently named to his current position of Chairman, President and Chief Executive Officer of the Company; and

         c. Phillip D. Schwiebert ("Schwiebert"), the President and Chief Operating Officer of Quest, became the beneficial owner of 11.60% of the shares of Common Stock of the Company outstanding at March 31, 1995.

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

                           2) Series IV Warrants to acquire 250,000 shares of Common Stock.

         The Company's pre-tax income for the year ended December 31, 1997 exceeded $2.5 million, accordingly, pursuant to the terms of the Exchange Agreement, on February 24, 1998, options to purchase 333,333 shares of Common Stock of the Company at an exercise price of $7.75 per share were granted to Gulfstream and options to purchase 166,667 shares of Common Stock of the Company at an exercise price of $7.75 per share were granted to Schwiebert.

         In addition to the foregoing, Gulfstream and Schwiebert will be entitled to receive options as set forth in Note 4 to the table included in this Item 11.

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

               2. See Index to Exhibits on page 59.


         (b) Report on Form 8-K.

                 Date of Report
                 (Date of Earliest Event Reported)              Item Reported
                 -------------------------------------------    -------------------------------------------------------------
                 October 7, 1997                                Acquisition of fastener distributor; included pro forma
                    (amended December 8, 1997)                  combined statement of operations for the Company and
                                                                California Fasteners, Inc. for the nine months ended
                                                                September 30, 1997 and for the year ended December 31, 1996, and audited balance sheet at July 31, 1997 and audited
                                                                statements of operations, stockholders equity, and cash flows for the eleven months ended July 31, 1997 and for the year ended August 31, 1996 for California Fasteners, Inc.

                           QUESTRON TECHNOLOGY, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                 (Item 13 (a))


                                                                                  Page
                                                                                  ----
         Report of Independent Auditors                                            22


         Consolidated Balance Sheet as of December 31, 1997                        23


         For the years ended December 31, 1997 and 1996:

                  Consolidated Statement of Operations                             24

                  Consolidated Statement of Changes in Stockholders' Equity        25

                  Consolidated Statement of Cash Flows                             26


         Notes to Consolidated Financial Statements at and for the years ended
            December 31, 1997 and 1996                                             28

                                  SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QUESTRON TECHNOLOGY, INC.

                                         By:      /s/  Dominic A. Polimeni
                                                  -----------------------------
                                                  Dominic A. Polimeni,
                                                  Chairman, President and Chief
                                                  Executive Officer

                                         Date:    March 27, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998:

(1)  Principal Executive Officer:                           (3)  A Majority of the Board of Directors:

         /s/  Dominic A. Polimeni                                    /s/  Milton M. Adler
         ------------------------                                    --------------------
         Dominic A. Polimeni, Chief Executive Officer                Milton M. Adler, Director

                                                                     /s/  Robert V. Gubitosi
                                                                     -----------------------
                                                                     Robert V. Gubitosi, Director

(2)  Principal Financial and Accounting                              /s/  Mitchell Hymowitz
                                                                     ----------------------
        Officer:                                                     Mitchell Hymowitz, Director

         /s/  Milton M. Adler                                        /s/  William J. McSherry, Jr.
         --------------------                                        -----------------------------
         Milton M. Adler,                                            William J. McSherry, Jr., Director
         Treasurer
                                                                     /s/ Dominic A. Polimeni
                                                                     -----------------------
                                                                     Dominic A. Polimeni, Director

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  EXHIBITS TO
                                  FORM 10-KSB


(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
 --   ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 --   EXCHANGE ACT OF 1934
      (No Fee Required)

              For the transition period from _______________ to _______________

              Commission file number 0-13324

                           QUESTRON TECHNOLOGY, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                           23-2257354
       -----------------                 ----------------------
       (State or other                     (I.R.S. Employer
        jurisdiction of                  Identification Number)
        incorporation or
        organization)

6400 Congress Avenue, Suite 200A, Boca Raton, FL                 33487
------------------------------------------------               ---------
   (Address of principal executive offices))                   (Zip Code)

Issuer's telephone number:  (561) 241 - 5251
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

10.9 Third Party Stock Pledge Agreement, dated as of March 31, 1995, between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.10 Common Stock Purchase Option, dated as of March 31, 1995, for Biltmore Securities, Inc., incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.11 Amendment No. 1, dated as of May 31, 1995, to the Loan and Security Agreement, dated as of March 31, 1995, between Silicon Valley Bank and Quest Electronics Hardware, Inc. incorporated by reference to
         Exhibit 10.25 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

10.12 Amendment No. 2, dated as of November 16, 1995, to the Loan and Security Agreement, dated as of March 31, 1995 between Silicon Valley Bank and Quest Electronics Hardware, Inc. incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

10.13 Amendment No. 3, dated as of February 23, 1995, to the Loan and Security Agreement, dated as of March 31, 1995, Between Silicon Valley Bank and Quest Electronics Hardware, Inc. incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

10.14 Letter agreement, dated December 29, 1995, between the Registrant and Stephen J Drescher, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324)

10.15 Letter agreement, dated December 29, 1995, between the Registrant and Paul L. Burton, incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324)

10.16 1996 Stock Option Plan, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.17 Exchange Agreement, dated November 8, 1996 by and among the Registrant, Gulfstream Financial Group, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.18 Stock Purchase Agreement dated as of December 16, 1996 relating to Webb Distribution, Inc., incorporated by reference to Exhibit 2.0 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.19    Form of Underwriting Agreement, incorporated by reference to Exhibit
         2.0 to Amendment No. 1 to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243)

10.20 Stock Option Grant Agreement between the Company and Gulfstream Financial Group, Inc. made as of November 8, 1996, incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (File No. 0-13324)

10.21 Stock Option Grant Agreement between the Company and Phillip D. Schwiebert made as of November 8, 1996, incorporated by reference to
         Exhibit 10.20 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (File No. 0-13324)

10.22 Stock Purchase Agreement between Questron Technology, Inc. and the shareholders of California Fasteners, Inc. dated August 29, 1997, incorporated by reference to Exhibit 2.0 to the Registrant's Form 8-K, filed October 7, 1997 (file no. 000-13324)

10.23 Serial Put Agreement between Questron Technology, Inc. and Doug Zadow and Terry Bastian dated September 22, 1997, incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, filed October 7, 1997 (file no. 000-13324)

11.1 Statement Re: Computation of Per Share Earnings for years ended December 31, 1997 and 1996.

21.1     Statement of Subsidiaries.

23.1     Consent of Moore Stephens, P. C., dated February 24, 1998.