Form 10-Q
period 1998-03-31
QUESTRON TECHNOLOGY INC
filed 1998-05-15
CIK 732152

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------

                       SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended                               March 31, 1998
                                                ...............................



         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------

                       SECURITIES AND EXCHANGE ACT OF 1934



For the transition period from      ..................   to ...................




Commission File Number                                               0-13324
                                              .................................



                            QUESTRON TECHNOLOGY, INC.
 ................................................................................
                     (Exact name of small business issuer as
                            specified in its charter)



       Delaware                                                    23-2257354
 ......................................      ...................................
(State or other jurisdiction                  (I. R. S. Employer Identification
of incorporation or organization)              Number)

             6400 Congress Avenue, Suite 200A, Boca Raton, FL 33487
 ...............................................................................
                    (Address of principal executive offices)



                                (561) 241 - 5251
 ..............................................................................
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                           ----

         As of May 12, 1997, there were 2,139,783 shares of the issuer's Common Stock and 1,150,000 shares of the issuer's Series B Convertible Preferred Stock outstanding.


715300.3

                           FORWARD LOOKING STATEMENTS

         This Quarterly Report of Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Each forward-looking statement that the Company believe is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, and/or elsewhere in this quarterly report on Form 10-Q and the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing the forward-looking statements contained in this quarterly report on Form 10-Q, readers are urged to read carefully all cautionary statements.


715300.3
                                       (i)

                            QUESTRON TECHNOLOGY, INC.


                                      INDEX


                                                                                                   Page No.
                                                                                               ----------------
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheet -
                As of March 31, 1998 (unaudited) and December 31, 1997........................        1

                Consolidated Statement of Operations (unaudited) -
                Three Months Ended March 31, 1998 and 1997....................................        2

                Consolidated Statement of Cash Flows (unaudited) -
                Three Months Ended March 31, 1998 and 1997....................................        3

                Notes to Consolidated Financial Statements....................................        4

Item 2.         Management's Discussion and Analysis or Plan of Operation.....................        7

PART II.        OTHER INFORMATION.............................................................        9

Item 1.         Legal Proceedings.............................................................
                                                                                                      9
Item 2.         Changes in Securities.........................................................
                                                                                                      9
Item 3.         Defaults Upon Senior Securities...............................................
                                                                                                      9
Item 4.         Submission of Matters to a Vote of Security Holders...........................
                                                                                                      9
Item 5.         Other Information.............................................................
                                                                                                      9
Item 6.         Exhibits and Reports on Form 8-K..............................................        9





715300.3
                                                       (ii)

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                     QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                      ASSETS


                                                                                    March 31,          December 31,
                                                                                       1998                1997
                                                                                ------------------   -----------------
Current assets:
   Cash and cash equivalents                                                         $     641,104      $     875,080


   Accounts receivable, less allowance for
      doubtful accounts of $93,561 and $93,561, respectively                             5,660,293          4,740,678
   Other receivables                                                                       100,750             77,733
   Inventories                                                                           9,277,771          8,415,777
   Other current assets
                                                                                           215,787            158,597
                                                                                     -------------      -------------

Total current assets                                                                    15,895,705         14,267,865

Property and equipment - net                                                             1,262,329            910,988
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $657,178 and $549,566, respectively                 17,042,115         16,549,726
Deferred income taxes                                                                    3,135,411          3,192,947
Other assets
                                                                                           311,124            273,321
                                                                                     -------------      -------------

      Total assets                                                                   $  37,646,684      $  35,194,847
                                                                                     =============      =============




                                        LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                                  $  3,166,953      $    2,378,381
   Accrued expenses                                                                       648,799             839,514
   Income taxes payable                                                                   443,080             201,477
   Current portion of long-term debt
                                                                                        1,861,667           1,801,667
                                                                                     ------------      --------------

Total current liabilities                                                               6,120,499           5,221,039
Deferred income taxes payable                                                             249,477             182,552
Long-term debt
                                                                                       10,555,239           9,893,521
                                                                                     ------------      --------------

      Total liabilities                                                                16,925,215          15,297,112
                                                                                     ------------      --------------
Commitments and contingencies
Common stock subject to put option agreement                                              455,730             622,857
Shareholders' Equity:
   Preferred stock, $.01 par value; authorized 10,000,000
     shares; 1,150,000 issued and outstanding                                              11,500              11,500
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 2,139,783 shares in 1998 and 2,122,439 in 1997                          2,139               2,122
   Additional paid-in capital                                                          33,926,596          33,462,524
   Accumulated deficit
                                                                                     (13,319,018)        (13,845,790)
                                                                                     ------------      --------------
                                                                                       20,621,217          19,630,356
   Less: Treasury stock, 11,849 shares,  at cost
                                                                                        (355,478)           (355,478)
                                                                                     ------------      --------------

Total shareholders' equity                                                             20,265,739          19,274,878
                                                                                     ------------      --------------

                                                                                     $ 37,646,684      $   35,194,847
                                                                                     ============      ==============
Total liabilities and shareholders' equity




                 See Notes to Consolidated Financial Statements.


715300.3
                                        1

                                     QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                                                Three Months Ended
                                                                                    March 31,
                                                                            ------------------------
                                                                                1998          1997
                                                                            ------------- ----------

Sales
                                                                           $  10,400,966      $    3,912,277
                                                                           -------------      --------------



Operating costs and expenses:
   Cost of products sold                                                       6,181,350           2,328,374
   Selling, general & administrative expenses                                  2,490,567           1,086,020
   Depreciation and amortization                                                 163,600              79,870
                                                                           -------------      --------------

                                                                               8,835,517           3,494,264
                                                                           -------------      --------------

Operating income                                                               1,565,449             418,013

Interest expense                                                                 281,375              60,209
                                                                           -------------      --------------


Income before income taxes                                                     1,284,074             357,804
Provision for income taxes
                                                                                 526,470             147,773
                                                                           -------------      --------------


Net income                                                                 $     757,604      $      210,031
                                                                           =============      ==============

Net income                                                                 $     757,604       $     210,031
Deduct: Preferred Stock dividend                                                  33,063                  --
              Imputed non-cash Preferred Stock dividend
                                                                                 197,769                  --
                                                                           -------------      --------------


Net income used in per common share calculation                            $     526,772       $     210,031
                                                                           =============      ==============




Net income per common share                                                       $  .25             $  .14
                                                                                  ======             ======
Net income per diluted common share                                               $  .16             $  .11
                                                                                  ======             ======




Average number of common shares outstanding                                   2,115,793            1,535,484
                                                                           =============      ==============



Average number of diluted common shares outstanding                           4,716,440            1,968,091
                                                                           =============      ==============








                 See Notes to Consolidated Financial Statements.


715300.3
                                        2

                                     QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)
                                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                        March 31,             March 31,
                                                                           1998                 1997
                                                                   --------------------- --------------------
Cash flows from operating activities:
  Net income                                                       $            757,604  $           325,054
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                             163,600               79,870
      Provision for doubtful accounts                                                --               14,112
      Recognition of current year income tax benefit of net
        operating loss carryforward                                              57,536                   --
  Change in assets and liabilities:
     Increase in accounts receivable                                          (919,615)            (187,102)
     Increase in other receivables                                             (23,017)              (6,309)
     (Increase) decrease in inventories                                       (861,993)              126,220
     Increase in accounts payable                                               788,571              410,428
     Decrease in accrued expenses                                             (124,589)                   --
     Increase in income taxes payable                                           241,603                   --
     Increase in deferred income taxes                                           66,925                   --
     (Increase) decrease in prepaid expenses and other assets
                                                                               (94,993)              364,874
                                                                   --------------------- --------------------

     Net cash provided by operating activities
                                                                                 51,632            1,127,147
                                                                   --------------------- --------------------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                           (600,000)          (3,796,809)
  Acquisition of property and equipment
                                                                              (407,326)              (1,380)
                                                                   --------------------- --------------------
     Net cash used for investing activities
                                                                            (1,007,326)          (3,798,189)
                                                                   --------------------- --------------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                           1,340,000                   --
  Proceeds from Convertible Preferred Stock Unit Offering                            --            6,900,000
  Proceeds from capital lease for computer system                               371,228                   --
  Payments on capital lease for computer system                                (14,682)                   --
  Costs associated with  Convertible Preferred Stock Unit Offering                   --          (1,260,447)
  Repayment of long-term debt                                                 (416,667)            (137,500)
  Repayment of revolving facilities                                           (525,000)          (2,033,193)
  Payments on other capital leases                                             (14,626)                   --
  Payments on note issued for acquired business
                                                                               (18,535)                   --
                                                                   --------------------- --------------------
     Net cash provided by financing activities
                                                                                721,718            3,468,860
                                                                   --------------------- --------------------

Increase in cash and cash equivalents                                         (233,976)              797,818
Cash and cash equivalents at beginning of period
                                                                                875,080               76,082
                                                                   --------------------- --------------------

Cash and cash equivalents at end of period                         $            641,104  $           873,900
                                                                   ====================  ===================





                 See Notes to Consolidated Financial Statements.


715300.3
                                        3

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


Note 1.       Basis of presentation.

              The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the Securities and Exchange Commission's instructions for a quarterly report on Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The consolidated balance sheet as of December 31, 1997 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Note 2.       Acquisition of Webb Distribution.

              In March 1997, the Company acquired 100% of the issued and outstanding capital stock of Comp Ware, Inc. d/b/a Webb Distribution ("Webb"), a privately owned company. The business of Webb is substantially similar to the fastener, electronic hardware, and related products value-added distribution business of the Company, serving customers in the high-technology equipment manufacturing industry. The purchase price of Webb consisted of:

              (i)     $3,250,000 in cash;

              (ii) Note A in the principal amount of $375,000. Principal and interest at the rate of 10% are due and payable 18 months from the effective date of the closing;

              (iii) Note B in the principal amount of $375,000. Principal and interest at the rate of 10% are payable monthly over five years from the effective date of the closing; and

              (iv) 1,500,000 Series IV Warrants (the "Webb Warrants") issued to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement.


715300.3
                                        4

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

Note 3.       Convertible Preferred Stock Unit Offering

              In March 1997, the Company completed an offering of 1,150,000 Units (defined below) of its securities. Each Unit consisted of one share of Series B Convertible Preferred Stock and one Series IV Common Stock Purchase Warrant (together, a "Unit"). The net proceeds to the Company, after deducting underwriting discounts and other expenses of the Offering, were $5,639,553. These proceeds were used in part to finance the cash portion of the purchase price of Webb. The remaining cash ($2,389,553) was used to repay the outstanding balance on the Company's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($639,553) retained by the Company for working capital.

Note 4.       Acquisition of Integrated Material Systems, Inc.

              In June 1997, the Company acquired 100% of the issued and outstanding capital stock of Integrated Material Systems, Inc. ("IMS"), a privately owned company. The purchase price of IMS consisted of 50,000 shares of the Company's common stock and an additional 75,000 shares of the Company's common stock to be earned by the seller if IMS attains certain earnings targets. In addition, the acquisition agreement calls for deferred purchase payments of up to $1,500,000 in cash based on the future earnings of IMS.

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

              (iii)   a note payable in the principal amount of $250,000; and

              (iv) 100,000 shares of the Company's common stock to be earned if PCI attains certain earnings targets.


715300.3
                                        5

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

              Such transactions were effected pursuant to an Asset Purchase Agreement and a Stock Purchase Agreement, in each case, dated September 4, 1997. The Company has accounted for such transactions using the purchase method of accounting. In connection with these transactions, the Company recorded approximately $1,231,000 of cost in excess of net assets of the business acquired.

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

Note 7.       Revolving Credit Facility and Long-Term Debt

              In connection with the acquisitions of PCI and Calfast, the Company entered into a loan agreement with a bank. The agreement provides for a $14,000,000 credit facility consisting of a six-year term loan for $10,000,000 and a $4,000,000 revolving credit facility. The loan agreement contains a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At March 31, 1998, $1,760,000 of the $4,000,000 revolving credit facility was available to the Company. Interest on the revolving facility is due monthly at the prime rate plus 1%. Interest on the six-year term loan is due monthly at the prime rate plus 1.5%.


715300.3
                                        6

Item 2.       Management's Discussion and Analysis or Plan of Operation

Results of Operations

For the three months ended March 31, 1998

              The results of operations through March 31, 1998 include the operating results of (i) the Company's inventory logistics business, Questron Distribution Logistics ("QDL"), (ii) its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS"), and (iii) its lithium battery and battery pack distribution business, Power Components, Inc. (PCI"). QDL includes the operating results of Quest Electronic Hardware, Inc. ("Quest"), Webb Distribution ("Webb") and California Fasteners, Inc. ("Calfast").

              The Company's revenues for the three months ended March 31, 1998 amounted to $10,400,966, compared with $3,912,277 for the three months ended March 31, 1997. The significant growth in the Company's revenues is due to the growth of QDL, which had revenues of $9,238,508 in the 1998 period, representing a record level of sales for the business, compared with $3,896,764 for the comparable prior year period. The significant growth in QDL's revenues for the period ended March 31, 1998 is due to the acquisitions of Webb and Calfast, as well as the continued internal growth of Quest. Revenues from Webb and Calfast for the three months ended March 31, 1998 amounted to $5,572,822, compared with $715,377 for Webb for the one month ended March 31, 1997, which is included in the Company's 1997 first quarter results.

              The Company's operating income was $1,565,449 for the three months ended March 31, 1998 compared with operating income of $418,013 for the prior year period. The increase in operating income for the three month period ended March 31, 1998, compared with the comparable prior year period, is primarily due to the increased operating income achieved by QDL as a result of the acquisition of Webb and Calfast, as well as the continued internal growth of Quest. The increase in operating income of QDL resulted in a record level of operating income for the Company. QDL's operating income for the three month period ended March 31, 1998 represents approximately 19% of the Company's revenues, a relationship which continues to show improvement as compared with the historical performance of QDL. This improvement is attributable to the successful transition of the acquired businesses and the resulting cost savings of the combination of these businesses.

              Interest expense, which reflects the cost of borrowings associated with the acquisition of Calfast in September 1997 and borrowings associated with QDL's working capital needs, amounted to $281,375 for the three months ended March 31, 1998 compared with $60,209 for the comparable prior year period. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisition of Calfast.

              The provision for income taxes for the three months ended March 31, 1998 reflects a federal income tax provision at an effective rate of 35% and a state income tax provision at an effective rate of 6% for the states in which the Company does business. The Company is not expected, however, to have a regular federal income tax liability for 1997 as a result of the availability of net operating loss carryforwards of approximately $13.1 million as of December 31, 1996, expiring in the years 2000 through 2010.

              Net income for the three months ended March 31, 1998 amounted to $757,604 compared with net income of $210,031 for the comparable period of the prior year. This improvement reflects the increased operating income of QDL, resulting from the acquisition of Webb and Calfast, as well as the continuing internal growth of Quest, partially reduced by increased corporate expenses, interest expense, and income taxes.


715300.3
                                        7

Liquidity and Capital Resources

              As of March 31, 1998, the Company had $641,104 in cash and short-term investments, compared to $875,080 as of December 31, 1997. As of March 31, 1998, the Company had working capital of $9,775,206, compared with working capital of $9,046,826 as of December 31, 1997.

              For the three months ended March 31, 1998, the net cash provided by the Company's operating activities amounted to $51,632, principally reflecting the profits of QDL and the increases in accounts payable, income taxes payable and deferred income taxes, offset by the increases in accounts receivable, prepaid expenses and other assets, and a decrease in accrued expenses.

              For the three months ended March 31, 1998, the net cash used in the Company's investing activities amounted to $1,007,326, including $600,000 net cash consideration paid in connection with the deferred purchase price of Calfast. The Company also had capital expenditures of $407,326 for the acquisition of fixed assets, $392,040 of which represents the purchase and installation of an on-line real-time computer system. The Company does not have significant commitments for capital expenditures as of March 31, 1998 and no significant commitments are anticipated for the remainder of 1998.

              For the three months ended March 31, 1998, the net cash provided by the Company's financing activities amounted to $721,718, which consists of $1,340,000 of bank borrowings under the Company's revolving credit facility, as well as $371,228 of net proceeds from a capital lease for the purchase of the Company's computer system, reduced by long-term debt principal payments of $416,667, revolving facility repayments of $525,000, principal payments of $14,626 on various capital leases, principal payments of $18,535 on a note issued for an acquired business and principal payments on the capital lease for the computer system of $14,682.

              In connection with the acquisition of Calfast, the Company increased its revolving facility to $4,000,000, under terms and conditions generally consistent with those of its original facility. At March 31, 1998, $2,240,000 was borrowed and outstanding under the revolving facility. The remaining amount of the $4,000,000 revolving credit facility, or $1,760,000, was fully available at March 31, 1998 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate. As of May 12, 1998, the interest rate under the revolving facility was 9.5%. In order to secure the obligations of the Company and its subsidiaries under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of each of its subsidiaries at the date of such agreement and any shares of its subsidiaries in which the Company may thereafter acquire an interest. In addition, the Company and its subsidiaries granted a security interest in substantially all of their assets to the lender.

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

715300.3
                                        8

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

Item 6.       Exhibits And Reports On Form 8-K

              (a) Exhibits.

                  See Exhibit Index immediately following the signature page below.

              (b) Reports on Form 8-K.

                  No current reports on Form 8-K were filed by the registrant during the quarterly period ended March 31, 1998.



715300.3
                                        9

                                   SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QUESTRON TECHNOLOGY, INC.



                                      (1)    Principal Executive Officer:

Date:         May 14, 1998                   /s/ Dominic A. Polimeni
                                             -----------------------
                                             Dominic A. Polimeni
                                             Chief Executive Officer

                                      (2)    Principal Financial and Accounting
                                             Officer:

Date:         May 14, 1998                   /s/ Milton M. Adler
                                             -------------------
                                             Milton M. Adler
                                             Treasurer



715300.3

                                  EXHIBIT INDEX


       The following exhibits are filed as part of this quarterly report on Form 10-Q:



Exhibit                                                                                             Sequential
  No.                                        Description                                             Page No.
  ---                                        -----------                                             --------

3.0            Certificate  of  Incorporation,   incorporated  by  reference  to
               Exhibit  3(i) to the  Registrant's  Form  10-KSB  filed  with the
               Securities  and  Exchange  Commission  for the fiscal  year ended
               December 31, 1987 (File No. 0-13324)
3.1            Certificate of Amendment, dated March 20, 1985, to Certificate of
               Incorporation  of the  Registrant,  incorporated  by reference to
               Exhibit 4.1 to Amendment No. 1 of the  Registrant's  Registration
               Statement  on Form S-3 filed  with the  Securities  and  Exchange
               Commission on March 9, 1995 (File No. 33-44331)
3.3            Certificate  of Amendment,  dated June 9, 1989, to Certificate of
               Incorporation  of the  Registrant,  incorporated  by reference to
               Exhibit 4.1 to Amendment No. 1 of the  Registrant's  Registration
               Statement  on Form S-3 filed  with the  Securities  and  Exchange
               Commission on March 9, 1995 (File No. 33-44331)
3.4            Certificate of Correction,  dated May 17, 1991, to Certificate of
               Incorporation  of the  Registrant,  incorporated  by reference to
               Exhibit 4.1 to Amendment No. 1 of the  Registrant's  Registration
               Statement  on Form S-3 filed  with the  Securities  and  Exchange
               Commission on March 9, 1995 (File No. 33-44331)
3.5            Certificate of Amendment, dated December 20, 1993, to Certificate of Incorporation of the Registrant,  incorporated by reference to
               Exhibit  3(i) to the  Registrant's  Form  10-KSB  filed  with the
               Securities  and  Exchange  Commission  for the fiscal  year ended
               December 31, 1993 (File No. 0-13324)
3.6            Certificate of Correction, dated July 19, 1994, to Certificate of
               Incorporation  of the  Registrant,  incorporated  by reference to
               Exhibit 4.1 to Amendment No. 1 to the  Registrant's  Registration
               Statement  on Form S-3 filed  with the  Securities  and  Exchange
               Commission on March 9, 1995 (File No. 33-44331)
3.7            Certificate of Amendment,  dated April 2, 1996, to Certificate of
               Incorporation  of the  Registrant,  incorporated  by reference to
               Exhibit  3.5 to the  Registrant's  Form  10-KSB  filed  with  the
               Securities  and  Exchange  Commission  for the fiscal  year ended
               December 31, 1995 (File No. 0-13324)


715300.3

Exhibit                                                                                             Sequential
  No.                                        Description                                             Page No.
  ---                                        -----------                                             --------

3.8            Certificate of Amendment, filed December 31, 1996, to Certificate of Incorporation of the Registrant,  incorporated by reference to
               Exhibit 3.10 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
3.9            By-Laws of the  Registrant,  incorporated by reference to Exhibit
               3b(ii) to the Registrant's  Form 10-KSB filed with the Securities and Exchange  Commission  for the fiscal year ended  December 31,
               1987 (File No. 0-13324)
3.10           Amendment to By-Laws of the Registrant, incorporated by reference to Exhibit 3.4 of the  Registrant's  Form  10-KSB  filed with the
               Securities  and  Exchange  Commission  for the fiscal  year ended
               December 31, 1992 (File No. 0-13324)
4.0            Specimen Common Stock  Certificate,  incorporated by reference to
               Exhibit  4.0 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.1            Specimen Preferred Stock  Certificate,  incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.2            Certificate  of  Designations,  Preferences  and  Rights  of  the
               Registrant's Series B Convertible  Preferred Stock,  incorporated
               by  reference   to  Exhibit  4.2  to  Amendment   No.  1  to  the
               Registrant's  Form SB-2 filed with the  Securities  and  Exchange
               Commission on February 25, 1997 (File No. 333-18243)
4.3            Form of Series IV Warrant Agreement, incorporated by reference to
               Exhibit  4.3 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.4            Form of Series III  Warrant  Agreement,  dated as of  November 7,
               1994,   incorporated   by  reference  to  Exhibit  10.22  to  the
               Registrant's  Form 10-K filed with the  Securities  and  Exchange
               Commission  for the fiscal year ended December 31, 1994 (File No.
               0-13324)
4.5            Form of Underwriters' Purchase Option,  incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.6            Stock Purchase  Warrant  Certificate for Purchase of Common Stock
               of  Questron  Technology,  Inc.,  incorporated  by  reference  to
               Exhibit  4.6 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)


715300.3

Exhibit                                                                                             Sequential
  No.                                        Description                                             Page No.
  ---                                        -----------                                             --------

27.1           Financial Data Schedule



715300.3