Form 10-Q
period 1998-06-30
QUESTRON TECHNOLOGY INC
filed 1998-08-14
CIK 732152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-------
         EXCHANGE ACT OF 1934


                     For the quarterly period ended        June 30, 1998
                                                           ---------------------




         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-------
         EXCHANGE ACT OF 1934


                     For the transition period from           To
                                                    ---------      -------------





                    Commission File Number                  0-13324
                                                    ----------------------------



                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





                  Delaware                                                   23-2257354
--------------------------------------------------------------      ----------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I. R. S. Employer Identification Number)

       6400 Congress Avenue, Suite 200A, Boca Raton, FL                                 33487
--------------------------------------------------------------      ----------------------------------------------
           (Address of principal executive offices)                                   (Zip Code)



                                (561) 241 - 5251
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes      X                       No
                    -----------                     ------------

     As of July 31, 1998, there were 3,799,301 shares of the issuer's Common Stock outstanding.









746927.1

                            QUESTRON TECHNOLOGY, INC.


                                      INDEX






                                                                      Page No.
                                                                    ------------
PART I.         Financial Information

    Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheet -
        At June 30, 1998 and December 31, 1997                           3

        Consolidated Statement of Operations -
        For the Three Month and Six Month Periods Ended
        June 30, 1998 and 1997                                           4

        Consolidated Statement of Cash Flows -
        For the Six Month Periods Ended June 30, 1998 and
        1997                                                             5

        Notes to Consolidated Financial Statements                     6 - 8

        Item 2. Management's Discussion and Analysis or
        Plan of Operation                                              9 - 11

PART II.        Other Information                                      12 -13


Signature Page                                                         14

746927.1

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                                     June 30,
                                                                                       1998             December 31,
                                                                                   (Unaudited)             1997
                                                                                   -----------          ------------
Current assets:
   Cash and cash equivalents                                                      $        543,208     $        875,080
   Accounts receivable, less allowance for
     doubtful accounts of $112,174 and $93,561, respectively                             5,988,714            4,740,678
   Other receivables                                                                        92,005               77,733
   Inventories                                                                          10,817,340            8,415,777
   Other current assets                                                                    264,342              158,597
                                                                                ------------------   ------------------

Total current assets                                                                    17,705,609           14,267,865

Property and equipment - net                                                             1,244,447              910,988
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $767,322 and $549,566, respectively                 16,937,936           16,549,726
Deferred income taxes                                                                    3,020,722            3,192,947
Other assets                                                                               626,389              273,321
                                                                                ------------------   ------------------

      Total assets                                                                   $  39,535,103        $  35,194,847
                                                                                ==================   ==================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $     3,826,909       $    2,378,381
   Accrued expenses                                                                        396,915              839,514
   Income taxes payable                                                                    876,149              201,477
   Current portion of long-term debt                                                     1,861,667            1,801,667
                                                                                ------------------   ------------------

Total current liabilities                                                                6,961,640            5,221,039
Deferred income taxes payable                                                              373,754              182,552
Long-term debt                                                                          10,826,607            9,893,521
                                                                                ------------------   ------------------

      Total liabilities                                                                 18,162,001           15,297,112
                                                                                ------------------   ------------------

Commitments and contingencies
Common stock subject to put option agreement                                               384,990              622,857
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000
     shares; 1,150,000 issued and outstanding                                               11,500               11,500
   Common stock, $.001 par value; authorized 20,000,000
     shares; issued 2,139,783 shares in 1998 and 2,122,439 in 1997                           2,139                2,122
   Additional paid-in capital                                                           34,206,450           33,462,524
   Accumulated deficit                                                                (12,876,499)         (13,845,790)
                                                                                ------------------   ------------------
                                                                                        21,343,590           19,630,356
   Less: Treasury stock, 11,849 shares,  at cost                                         (355,478)            (355,478)
                                                                                ------------------   ------------------
Total shareholders' equity                                                              20,988,112           19,274,878
                                                                                ------------------   ------------------
Total liabilities and shareholders' equity
                                                                                     $  39,535,103        $  35,194,847
                                                                                ==================   ==================

                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                    ENDED JUNE 30, 1998 AND 1997 (Unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                         --------------------------------   --------------------------------



                                                              1998              1997              1998              1997
                                                          -------------    --------------     -------------    --------------

Sales                                                     $  10,670,970    $    5,181,060     $  21,071,936    $    9,093,337
                                                          -------------    --------------     -------------    --------------

Operating costs and expenses:
   Cost of products and services sold                         6,380,473         3,130,894        12,561,823         5,459,268
   Selling, general & administrative expenses                 2,573,014         1,433,823         5,063,581         2,519,843
   Depreciation and amortization                                169,559           101,557           333,159           181,427
                                                          -------------    --------------     -------------    --------------
                                                              9,123,046         4,666,274        17,958,563         8,160,538
                                                         --------------    --------------    --------------    --------------
Operating income                                              1,547,924           514,786         3,113,373           932,799

Interest expense                                                331,398            66,890           612,773           127,099
                                                         --------------    --------------    --------------    --------------

Income before income taxes                                    1,216,526           447,896         2,500,600           805,700
Provision for income taxes                                      498,776           184,981         1,025,246           332,754
                                                          -------------    --------------     -------------    --------------
Net income                                                $     717,750     $     262,915     $   1,475,354     $     472,946
                                                         ==============    ==============    ==============    ==============

Net income                                                $     717,750     $     262,915     $   1,475,354     $     472,946
Deduct: Preferred Stock dividend                                 33,063            33,063            66,126            33,063
              Imputed non-cash Preferred Stock dividend         214,709           187,038           412,478           187,038
                                                          -------------    --------------     -------------    --------------
Net income used in per common share calculation           $     469,978     $      42,814     $     996,750     $     252,845
                                                         ==============    ==============    ==============    ==============


Net income per common share                                     $   .22            $   .03           $   .47           $   .16
                                                              =========         ==========         =========         =========
Net income per diluted common share                             $   .15            $   .03           $   .31           $   .16
                                                              =========         ==========         =========         =========

Average number of common shares outstanding                   2,127,934         1,551,968         2,121,897         1,543,771
                                                         ==============    ==============    ==============    ==============
Average number of diluted common shares outstanding           4,911,357         3,255,067         4,816,487         2,616,241
                                                         ==============    ==============    ==============    ==============



                 See Notes to Consolidated Financial Statements

746927.1

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)


                                                                         June 30,               June 30,
                                                                           1998                   1997
                                                                   ---------------------   ---------------------
Cash flows from operating activities:
  Net income                                                       $          1,475,354    $            472,946
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                             333,159                181,427
      Provision for doubtful accounts                                            20,013                 38,571
      Recognition of income tax benefit of net
        operating loss carryforward                                             172,225                225,680
  Change in assets and liabilities:
     Increase in accounts receivable                                         (1,268,049)              (244,453)
     Increase in other receivables                                              (14,272)               (25,093)
     (Increase) decrease in inventories                                      (2,401,562)               292,774
     Increase (decrease) in accounts payable                                  1,448,528               (233,277)
     (Decrease) increase in accrued expenses                                   (442,599)               150,943
     Increase in income taxes payable                                           674,671                 34,200
     Increase in deferred income taxes                                          191,202                 33,050
     (Increase) decrease in prepaid expenses and other assets                  (458,813)               282,654
                                                                   ---------------------   --------------------
     Net cash (used) provided by operating activities                          (270,143)             1,209,422
                                                                   ---------------------   --------------------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                            (605,966)            (3,821,809)
  Acquisition of property and equipment                                        (448,849)               (37,371)
                                                                   ---------------------   ---------------------
     Net cash used for investing activities                                  (1,054,815)            (3,859,180)
                                                                   ---------------------   ---------------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                           2,900,000                825,000
  Proceeds from Convertible Preferred Stock Unit Offering                            --              6,900,000
  Proceeds from capital lease for computer system                               371,228                     --
  Payments on capital lease for computer system                                 (29,676)                    --
  Costs associated with  Convertible Preferred Stock Unit Offering                   --             (1,260,447)
  Repayment of long-term debt                                                  (833,334)              (427,149)
  Repayment of revolving facilities                                          (1,325,000)            (2,850,071)
  Payments on other capital leases                                              (25,414)                    --
  Payments on note issued for acquired business                                 (64,718)                    --
                                                                   ---------------------   ---------------------
     Net cash provided by financing activities                                  993,086              3,187,333
                                                                   ---------------------   ---------------------

(Decrease) increase in cash and cash equivalents                               (331,872)               537,575
Cash and cash equivalents at beginning of period                                875,080                237,239
                                                                   ---------------------   ---------------------
Cash and cash equivalents at end of period                         $            543,208   $            774,814
                                                                   =====================   =====================



                 See Notes to Consolidated Financial Statements.

746927.1

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)


Note 1.   Basis of presentation.

          The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the Securities and Exchange Commission's instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The consolidated balance sheet at December 31, 1997 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

746927.1

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)


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

Note 4.   Acquisition of Integrated Material Systems, Inc.

          In June 1997, the Company acquired 100% of the issued and outstanding capital stock of Integrated Material Systems, Inc. ("IMS"), a privately owned company. The purchase price for IMS consisted of 50,000 shares of the Company's common stock and an additional 75,000 shares of the Company's common stock to be earned if IMS attains certain earnings targets. In addition, the acquisition agreement calls for deferred purchase payments of up to $1,500,000 in cash based on the future earnings of IMS.

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

746927.1

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)


          Such transactions were effected pursuant to an Asset Purchase Agreement and a Stock Purchase Agreement dated September 4, 1997. The Company has accounted for such transactions using the purchase method of accounting. In connection with these transactions, the Company recorded $1,237,028 of cost in excess of net assets of the business acquired.

Note 6.   Acquisition of California Fasteners, Inc.

          In September 1997, the Company acquired 100% of the issued and outstanding capital stock of California Fasteners, Inc. ("Calfast"), a privately owned company. The purchase price for Calfast consisted of:

                (i)   $6,594,441 in cash;

                (ii)  the assumption of $1,058,712 in debt net of cash on hand;

                (iii) 475,106 shares of the Company's common stock,  including
                      125,896 shares of the Company's common stock which sellers of Calfast may put to the Company, valued at $2,981,288;

                (iv) up to $795,559 in cash to be paid if Calfast attained certain earnings targets for the four month period ended December 31, 1997, of which $600,000 was paid in March 1998; and

                (v)   up to  $3,500,000  (50% in cash and 50% in  shares  of the
                      Company's   common  stock)  if  Calfast   attains  certain
                      earnings targets for the year ending December 31, 1998.

          The acquisition of Calfast was effected pursuant to a Stock Purchase Agreement dated as of August 29, 1997. The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $8,355,314 of cost in excess of net assets of the business acquired.

Note 7.   Revolving Credit Facility and Long-Term Debt

          In connection with the acquisitions of PCI and Calfast, the Company entered into a loan agreement with a bank. The agreement provides for a $14,000,000 credit facility consisting of a six-year term loan for $10,000,000 and a $4,000,000 revolving credit facility. The loan agreement contains a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At June 30, 1998, $3,000,000 was borrowed and outstanding under the revolving facility. The remaining amount of the $4,000,000 revolving credit facility, or $1,000,000, was fully available at June 30, 1998 for future working capital needs. Interest on the revolving facility is due monthly at the prime rate plus 1%. Interest on the six-year term loan is due monthly at the prime rate plus 1.5%.

746927.1

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

Results of Operations

For the three month and six month periods ended June 30, 1998.

          The results of operations through June 30, 1998 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its lithium battery and battery pack distribution business, Power Components, Inc. (PCI"). QDL includes the operating results of Quest Electronic Hardware, Inc. ("Quest"), Webb Distribution ("Webb") and California Fasteners, Inc. ("Calfast").

          The Company's revenues for the three month and six month periods ended June 30, 1998 amounted to $10,670,970 and $21,071,936, respectively, which represent a record level of revenues for the Company, compared with $5,181,060 and $9,093,337 for the comparable prior year periods. The significant growth in the Company's revenues for the periods is primarily attributable to the acquisitions of Calfast, Webb, IMS, and PCI, as well as the internal growth of Quest and the opening of a new QDL branch in Grand Rapids, MI during the quarter. The revenues associated with the acquired businesses for the three and six month periods ended June 30, 1998 amounted to $6,735,280 and $12,803,597, respectively, compared with $715,377 and $2,782,368 for the three and six month periods ended June 30, 1997, respectively.

          The Company's operating income was $1,547,924 and $3,113,373, respectively, for the three month and six month periods ended June 30, 1998, compared with operating income of $514,786 and $932,799 for the comparable prior year periods. The increase in operating income for the three month and six month periods ended June 30, 1998, compared with the comparable prior year periods, is primarily due to the increased operating income attributable to the acquired businesses, as well as continued internal growth. Operating income as a percentage of sales for the three month and six month periods ended June 30, 1998 amounted to 14.5% and 14.8%, respectively, compared with 9.9% and 10.3% for the three month and six month periods ended June 30, 1997, respectively. This improvement is attributable to the successful integration of the acquired businesses and the resultant cost savings from the combination of these businesses with the Company.

          Interest expense, which reflects the cost of borrowings associated with the acquisition of Calfast in September 1997 and borrowings associated with QDL's working capital needs, for the three month and six month periods ended June 30, 1998 amounted to $331,398 and $612,773, respectively. For the comparable periods of the prior year, the Company's results include interest expense of $66,890 and $127,099, respectively. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisition of Calfast and to support the working capital needs of QDL.

746927.1

          The provision for income taxes for the three month and six month periods ended June 30, 1998 and 1997, respectively, reflects a federal income tax provision at an effective rate of 35% and 35.1%, respectively and a state income tax provision at an effective rate of 6% and 6.1%, respectively, for the states in which the Company does business.

          Net income for the three month and six month periods ended June 30, 1998 amounted to $717,750 and $1,475,354, respectively, compared with net income of $262,915 and $472,946 for the comparable prior year periods. This improvement reflects the increased operating income attributable to the acquired businesses, as well as continued internal growth, partially reduced by increased corporate expenses, interest expense, and income taxes.


Liquidity and Capital Resources

          As of June 30, 1998, the Company had $543,208 in cash and short-term investments, compared to $875,080 as of December 31, 1997. As of June 30, 1998, the Company had working capital of $10,743,969, compared with working capital of $9,046,826 as of December 31, 1997.

          For the six months ended June 30, 1998, the net cash used by the Company's operating activities amounted to $270,143, principally reflecting the increase in inventories and receivables, as well as the increases in prepaid expenses, other assets and other receivables and the decrease in accrued expenses, offset in part by the profits of the Company and the increases in accounts payable, income taxes payable and deferred income taxes.

          For the six months ended June 30, 1998, the net cash used in the Company's investing activities amounted to $1,054,815, including $600,000 net cash consideration paid in connection with the deferred purchase price of Calfast. The Company also had capital expenditures $448,849 for the acquisition of fixed assets, $392,040 of which represents the purchase and installation of a new on-line real-time computer system. The Company does not have significant commitments for capital expenditures as of June 30, 1998 and no significant commitments are anticipated for the remainder of 1998.

          For the six months ended June 30, 1998, the net cash provided by the Company's financing activities amounted to $993,086, which consists of $2,900,000 of bank borrowings under the Company's revolving credit facility, as well as $371,228 of net proceeds from a capital lease for the purchase of the Company's computer system, reduced by long-term debt principal payments of $833,334, revolving facility repayments of $1,325,000, principal payments of $25,414 on various capital leases, principal payments of $64,718 on notes issued for acquired businesses and principal payments on the capital lease for the computer system of $29,676.

746927.1

          In connection with the acquisition of Calfast, the Company increased its revolving facility to $4,000,000, under terms and conditions generally consistent with those of its original facility. At June 30, 1998, $3,000,000 was borrowed and outstanding under the revolving facility. The remaining amount of the $4,000,000 revolving credit facility, or $1,000,000, was fully available at June 30, 1998 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate. As of August 10, 1998, the interest rate under the revolving facility was 9.5%. In order to secure the obligations of the Company and its subsidiaries under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of each of its subsidiaries at the date of such agreement and any shares of its subsidiaries in which the Company may thereafter acquire an interest. In addition, the Company and its subsidiaries granted a security interest in substantially all of their assets to the lender.

          In June 1998, the Company signed definitive agreements to acquire Fas-Tronics, Inc. and Fortune Industries, Inc., both of Fort Worth, Texas. Fas-Tronics is a value-added distributor of fasteners and other components principally to the commercial aerospace industry. Fortune is a value-added distributor of fasteners and other components principally to aerospace defense contractors. Both acquisitions are subject to the completion of due diligence, financing and other customary closing conditions. The Company intends to continue to identify and evaluate additional potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such additional potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meets its obligations through 1998, exclusive of cash requirements associated with any business acquisitions.

746927.1

                           PART II - OTHER INFORMATION


Item  1.    LEGAL PROCEEDINGS

            Not applicable.

Item 2.     CHANGES IN SECURITIES


                  On June 11, 1998, the  shareholders and the board of directors
            (the "Board") of the Company approved a proposed amendment to the Certificate of Designation of the Company (the "Amended Certificate of Designation") to accelerate the conversion date (the "Conversion Date") of the Company's Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred Stock") into common stock, par value $.001 per share ("Common Stock"). The Board established July 2, 1998 as the Conversion Date upon which the Series B Preferred Stock would be automatically converted into shares of Common Stock, together with the payment of the full annual dividend that would have been payable with respect thereto in 1999.

                  On June 30, 1998, the Company filed the Amended Certificate of
            Designation with the Secretary of State of the State of Delaware, providing that (i) each share of the Series B Preferred Stock would automatically convert as of the close of business on the Conversion Date, without any action on the part of the holder thereof or the Company, into 1.4375 shares of Common Stock; (ii) holders of the Series B Preferred Stock would be entitled, when and as declared by the Board, to receive an annual dividend per share equal to $0.115 per share; (iii) such dividends would accrue from March 4, 1997 and would be payable on March 4, 1998 and on the Conversion Date (payable with respect to a full year), in cash or shares of Common Stock of the Company; (iv) the aforementioned dividends would be cumulative and no dividends would be paid or set apart in respect of the Common Stock or any other class of securities which ranks junior to the Series B Preferred Stock unless and until all accrued and unpaid dividends upon such Series B Preferred Stock had been paid or set apart in full; and (v) no interest would accrue with respect to dividends in arrears.

                  On July 2, 1998,  each share of Series B  Preferred  Stock was converted into Common Stock at a rate of 1.4375 shares of Common Stock and received $0.115 per share in Common Stock for the related dividend.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

746927.1

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The 1998 Annual Meeting of the Shareholders of the Company was
            held on June 11, 1998 to consider approval of the matters set forth below:

                  With respect to the election of the following  directors,  the votes of the shareholders were as follow:


                                              For                  Withheld                Abstain
                                          ---------                --------                -------
Milton M. Adler                           3,519,053                  9,512                     0
Robert V. Gubitosi                        3,519,053                  9,512                     0
Frederick W. London                       3,519,053                  9,512                     0
William J. McSherry, Jr.                  3,519,053                  9,512                     0
Dominic A. Polimeni                       3,518,964                  9,603                     0

                  On Proposal  No. 1 relating to the approval of an amendment to the  Certificate  of  Incorporation  of the  Company  to change  the automatic date of conversion for the outstanding Series B Convertible Preferred Stock into Common Stock, (i) of the holders of the outstanding shares of Series B Preferred Stock, voting separately as a class, there were 1,404,448 votes for, 0 votes against, and 0 votes abstained and (ii) of the outstanding shares of Common Stock and Series B Preferred Stock voting together, there were 2,769,509 votes for, 13,871 votes against, and 9,473 votes abstained.

                  On Proposal  No. 2 relating to the approval of an amendment to the Company's 1996 Stock Option Plan to increase the number of options available for grant under such plan, there were 2,747,377 votes for, 41,721 votes against, and 3,845 votes abstained.

                  For  Proposal  No. 3, the  shareholders  voted to  approve  an amendment to the Company's 1994 Director Non-Qualified Stock Option Plan to increase the number of options available for grant under such plan and to increase the number of options to be granted annually to Non-Employee Directors, and to ratify a grant of options to Non-Employee Directors. There were 2,736,424 votes for, 49,726 votes against, and 6,704 votes abstained.

                  For  Proposal  No. 4, the  shareholders  voted to  ratify  the appointment of Moore Stephens, P.C. as the Company's Independent Public Accountants for the fiscal year ending December 31, 1998. There were 3,339,768 votes for, 2,040 votes against, and 228,079 votes abstained.

Item 5.     OTHER INFORMATION

            Not applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.
                 See Exhibit Index immediately following the signature page.

            (b)  Reports on Form 8-K.
                 None.

746927.1

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUESTRON TECHNOLOGY, INC.



                                         (1)  Principal Executive Officer:


Date:       August 14,  1998             /s/ Dominic A. Polimeni
            ----------------             -----------------------
                                         Dominic A. Polimeni
                                         Chief Executive Officer

                                         (2) Principal Financial and Accounting
                                             Officer:

Date:       August 14,  1998             /s/ Milton M. Adler
            ----------------             -------------------
                                         Milton M. Adler
                                         Treasurer

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

Exhibit                                                                                             Sequential
  No.                                        Description                                             Page No.
  ---                                        -----------                                             --------

3.8            Certificate of Amendment, filed December 31, 1996, to Certificate of Incorporation of the Registrant,  incorporated by reference to
               Exhibit 3.10 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
3.9            By-Laws of the  Registrant,  incorporated by reference to Exhibit
               3b(ii) to the Registrant's  Form 10-KSB filed with the Securities and Exchange  Commission  for the fiscal year ended  December 31,
               1987 (File No. 0-13324)
3.10           Amendment to By-Laws of the Registrant, incorporated by reference to Exhibit 3.4 of the  Registrant's  Form  10-KSB  filed with the
               Securities  and  Exchange  Commission  for the fiscal  year ended
               December 31, 1992 (File No. 0-13324)
4.0            Specimen Common Stock  Certificate,  incorporated by reference to
               Exhibit  4.0 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.1            Specimen Preferred Stock  Certificate,  incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.2            Certificate  of  Designations,  Preferences  and  Rights  of  the
               Registrant's Series B Convertible  Preferred Stock,  incorporated
               by  reference   to  Exhibit  4.2  to  Amendment   No.  1  to  the
               Registrant's  Form SB-2 filed with the  Securities  and  Exchange
               Commission on February 25, 1997 (File No. 333-18243)
4.3            Form of Series IV Warrant Agreement, incorporated by reference to
               Exhibit  4.3 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.4            Form of Series III  Warrant  Agreement,  dated as of  November 7,
               1994,   incorporated   by  reference  to  Exhibit  10.22  to  the
               Registrant's  Form 10-K filed with the  Securities  and  Exchange
               Commission  for the fiscal year ended December 31, 1994 (File No.
               0-13324)
4.5            Form of Underwriters' Purchase Option,  incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.6            Stock Purchase  Warrant  Certificate for Purchase of Common Stock
               of  Questron  Technology,  Inc.,  incorporated  by  reference  to
               Exhibit  4.6 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.7            Amended  Certificate  of  Designation  Establishing  a Series  of
               Preferred Stock of Questron Technology, Inc.
10.1           Stock  Purchase  Agreement,  dated  as of June 12,  1998,  by and
               between  the   Company,   Fortune   Industries,   Inc.   and  the
               Stockholders  of the Company  listed on Schedule 1.1 thereto (the
               "Fortune Stock Purchase Agreement")
10.2           Stock  Purchase  Agreement,  dated  as of June 12,  1998,  by and between the Company Gregory  Fitzgerald,  Valerie  Fitzgerald and
               Fas-Tronics, Inc.
10.3           Letter  Agreement,  dated  July  29,  1998,  by and  between  the
               Company,  Fortune  Industries,  Inc. and the  stockholders of the
               Company  listed on  Schedule  1.1 to the Fortune  Stock  Purchase
               Agreement
10.4           Letter  Agreement,  dated  July  29,  1998,  by and  between  the
               Company, Gregory Fitzgerald,  Valerie Fitzgerald and Fas-Tronics,
               Inc.
27.1           Financial Data Schedule