Form 10QSB
period 1998-09-30
QUESTRON TECHNOLOGY INC
filed 1998-11-17
CIK 732152

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

         For the quarterly period ended     September 30, 1998
                                        ...............................................................................

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ....... to ....................................................................



              Commission File Number                          0-13324
                                    ...................................................................................



                                             QUESTRON TECHNOLOGY, INC.
 .......................................................................................................................
                                       (Exact name of small business issuer
                                           as specified in its charter)




         Delaware                                                                             23-2257354

 ......................................................................................................................
  (State or other jurisdiction                                                             (I. R. S. Employer
of incorporation or organization)                                                        Identification Number)


                               6400 Congress Avenue, Suite 200A, Boca Raton, FL 33487
                  ...............................................................................
                                     (Address of principal executive offices)



                                                  (561) 241-5251
                            ...........................................................
                                            (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has  been  subject  to such  filing  requirements  for the  past 90
     days  Yes        X
              ...................
     No
           ....................


     As of November 6, 1998,  there were 4,736,935 shares of the issuer's Common
Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes                            No              X
         ....................          ....................

778321.3

                                             QUESTRON TECHNOLOGY, INC.


                                                       INDEX



                                                                                                      Page No.

PART I.         Financial Information.............................................................        3

     Item 1.    Financial Statements (Unaudited)..................................................        3

                         Consolidated Balance Sheet -
                         At September 30, 1998 and December 31,
                         1997.....................................................................        3

                         Consolidated Statement of Operations -
                         For the Three Month and Nine Month Periods Ended
                         September 30, 1998 and 1997..............................................        4

                         Consolidated Statement of Cash Flows -
                         For the Nine Month Periods Ended September 30, 1998
                         and 1997.................................................................        5

                         Notes to Consolidated Financial Statements...............................      6 - 11

     Item 2.    Management's Discussion and Analysis or Plan of Operation.........................     12 - 15

PART II.        Other Information.................................................................       16


SIGNATURES........................................................................................       17



778321.3
                                        2

                                          PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                     QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                     SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                      ASSETS

                                                                                September 30,        December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $          87,587     $        875,080
   Accounts receivable, less allowance for
      doubtful accounts of $138,646 and $93,561, respectively                        10,735,414            4,740,678
   Other receivables                                                                     61,866               77,733
   Inventories                                                                       17,284,914            8,415,777
   Other current assets                                                                 477,625              158,597
                                                                              -----------------    -----------------

Total current assets                                                                 28,647,406           14,267,865

Property and equipment - net                                                          1,452,292              910,988
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $978,743 and $549,566, respectively              32,910,866           16,549,726
Deferred income taxes                                                                 2,927,012            3,192,947
Other assets                                                                          2,420,611              273,321

      Total assets                                                                $  68,358,187        $  35,194,847
                                                                              =================    =================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $     5,186,022       $    2,378,381
   Accrued expenses                                                                   1,753,597              839,514
   Income taxes payable                                                               1,209,317              201,477
   Current portion of long-term debt                                                  2,046,111            1,801,667
                                                                              -----------------    -----------------

Total current liabilities                                                            10,195,047            5,221,039
Deferred income taxes payable                                                           373,754              182,552
Long-term debt                                                                       30,566,428            9,893,521
                                                                              -----------------    -----------------
      Total liabilities                                                              41,135,229           15,297,112
                                                                              -----------------    -----------------

Commitments and contingencies
Common stock subject to put option agreement                                            362,343              622,857
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000
     shares; none issued in 1998 and 1,150,000 issued in 1997                                --               11,500
   Common stock, $.001 par value; authorized 20,000,000
     shares; issued 4,736,935 shares in 1998 and 2,122,439 in 1997                        4,732                2,122
   Additional paid-in capital                                                        39,830,354           33,462,524
   Accumulated deficit                                                             (12,618,993)         (13,845,790)
                                                                              -----------------    -----------------
                                                                                     27,216,093           19,630,356
   Less: Treasury stock, 11,849 shares,  at cost                                      (355,478)            (355,478)
                                                                              -----------------    -----------------
Total shareholders' equity                                                           26,860,615           19,274,878
                                                                              -----------------    -----------------

Total liabilities and shareholders' equity                                        $  68,358,187        $  35,194,847
                                                                              =================    =================
                                  See notes to Consolidated Financial Statements.

778321.3
                                        3

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                  ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)



                                                                Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                         --------------------------------   --------------------------------


                                                              1998             1997              1998              1997
                                                         --------------   --------------    --------------    --------------

Sales                                                      $ 17,799,542    $   6,645,650      $ 38,871,478      $ 15,738,987
                                                         --------------   --------------    --------------    --------------

Operating costs and expenses:
   Cost of products and services sold                        10,660,308        4,048,925        23,222,131         9,508,193
   Selling, general & administrative expenses                 4,053,074        1,692,182         9,116,655         4,212,025
   Depreciation and amortization                                322,296          127,325           655,455           308,752
                                                             15,035,678        5,868,432        32,994,241        14,028,970
                                                         --------------   --------------    --------------    --------------

Operating income                                              2,763,864          777,218         5,877,237         1,710,017

Interest expense                                              1,008,785           79,433         1,621,558           206,532
                                                         --------------   --------------    --------------    --------------

Income before income taxes                                    1,755,079          697,785         4,255,679         1,503,485
Provision for income taxes                                      719,582          288,185         1,744,828           620,939

Net income                                                $   1,035,497   $      409,600     $   2,510,851     $     882,546
                                                         ==============   ==============    ==============    ==============

Net income                                                $   1,035,497    $     409,600     $   2,510,851     $     882,546
Deduct: Preferred stock dividend                                 99,185           33,063           165,311            99,189
              Imputed non-cash preferred stock dividend         663,510          192,329         1,075,988           346,304
                                                         --------------   --------------    --------------    --------------

Net income used in per common share calculation           $     272,802    $     184,208     $   1,269,552     $     437,053
                                                         ==============   ==============    ==============    ==============



Net income per common share (*)                                 $   .06          $   .11           $   .31           $   .28
                                                         ==============   ==============    ==============    ==============
Net income per diluted common share (*)                         $   .06          $   .11           $   .31           $   .28
                                                         ==============   ==============    ==============    ==============


Average number of common shares outstanding                   4,738,766        1,646,636         4,099,800         1,578,436
                                                         ==============   ==============    ==============    ==============

Average number of diluted common shares outstanding           4,807,210        3,801,597         4,807,796         2,870,122
                                                         ==============   ==============    ==============    ==============

(*) Net income per common share and net income per diluted  common share for the three and nine month periods ended  September  30, 1998 reflect  deductions  for preferred stock dividends,  including  one-time,  non-cash dividends  associated
with  the  conversion  of  preferred  stock  into  common  stock.   Before  such
deductions, net income per common share was $.22 and $.61 for the three and nine month periods ended September 30, 1998, respectively; and net income per diluted common  share  was $.22 and $.52 for the  three  and nine  month  periods  ended
September 30, 1998, respectively.
                 See Notes to Consolidated Financial Statements.

778321.3
                                        4

                                     QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)


                                                                      September 30,           September 30,
                                                                           1998                   1997
                                                                   ---------------------   ---------------------
Cash flows from operating activities:
  Net income                                                       $          2,510,851    $            882,546
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                             655,455                308,752
      Provision for doubtful accounts                                            39,085                 62,093
      Recognition of income tax benefit of net
        operating loss carryforward                                             265,935                435,064
  Change in assets and liabilities:
     Increase in accounts receivable                                         (3,316,642)              (838,531)
     Decrease in other receivables                                               15,867                114,205
     Increase in inventories                                                 (4,194,867)              (303,490)
     Increase (decrease) in accounts payable                                  1,217,985               (227,436)
     Increase in accrued expenses                                               522,967                561,271
     Increase in income taxes payable                                         1,007,840                 45,065
     Increase in deferred income taxes                                          191,202                 34,811
     (Increase) decrease in prepaid expenses and other assets                  (303,768)               194,065
                                                                   ---------------------   -------------------
     Net cash (used) provided by operating activities                        (1,388,090)             1,268,415
                                                                   ---------------------   -------------------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                         (17,672,524)           (13,083,485)
  Acquisition of property and equipment                                        (568,769)               (78,759)
     Net cash used for investing activities                                 (18,241,203)           (13,162,244)
                                                                   ---------------------   --------------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                           5,647,799                     --
  Proceeds from convertible preferred stock unit offering                            --              6,900,000
  Proceeds from capital lease for computer system                               371,228                     --
  Proceeds from long-term debt financing                                     30,000,000             10,000,000
  Fees and expenses associated with long-term debt financing                 (1,976,300)                    --
  Notes issued for acquired businesses                                               --                625,000
  Costs associated with convertible preferred stock unit offering                    --             (1,260,447)
  Repayment of long-term debt                                                (9,583,334)            (1,375,000)
  Repayment of revolving facilities                                          (5,472,340)            (2,143,747)
  Payments on capital leases                                                    (63,943)                    --
  Payments on note issued for acquired business                                 (81,310)               (29,668)
                                                                   ---------------------   ---------------------
     Net cash provided by financing activities                               18,841,800             12,716,138
                                                                   ---------------------   ---------------------

(Decrease) increase in cash and cash equivalents                               (787,493)               822,309
Cash and cash equivalents at beginning of period                                875,080                258,548
                                                                   ---------------------   ---------------------
Cash and cash equivalents at end of period                         $             87,587    $         1,080,857
                                                                   =====================   =====================
                                  See Notes to Consolidated Financial Statements.

778321.3
                                        5

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)

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

                  Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The consolidated balance sheet at December 31, 1997 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)


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

Note 3.  Convertible Preferred Stock Unit Offering.

         In March 1997, the Company completed an Offering of 1,150,000 Units of its securities. Each Unit consisted of one share of Series B Convertible Preferred Stock and one Series IV Common Stock Purchase Warrant. The net proceeds to the Company, after deducting underwriting discounts and other expenses of the Offering, were $5,639,553. These proceeds were used in part to finance the cash portion of the purchase price of Webb. The remaining cash ($2,389,553) was used to repay the outstanding balance on the Company's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($639,553) retained by the Company for working capital. On July 2, 1998, the 1,150,000 shares of Series B Convertible Preferred Stock converted into 1,653,125 shares of common stock.

Note 4.  Acquisition of Integrated Material Systems, Inc.

         In June 1997, the Company acquired 100% of the issued and outstanding capital stock of Integrated Material Systems, Inc. ("IMS"), a privately owned company. The purchase price for IMS consisted of 50,000 shares of the Company's common stock and an additional 75,000 shares of the Company's common stock to be earned if IMS attains certain earnings targets. In addition, the acquisition agreement calls for deferred purchase payments of up to $1,500,000 in cash based on the future earnings of IMS, payable in increments not to exceed $300,000 per year over five years.

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

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)


                  (iv) 100,000 shares of the Company's common stock to be earned if PCI attains certain earnings targets; and

                  (v) deferred purchase payments of up to $900,000 in cash based on the future earnings of PCI, payable in increments not to exceed $300,000 per year over three years.

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

Note 7.           Acquisition of Fas-Tronics, Inc.

         In September 1998, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Fas-Tronics, Inc. ("Fas-Tronics"), a privately owned company.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)


         The purchase price for Fas-Tronics consisted of:

                  (i)      $7,422,803 in cash;
                  (ii) 421,941 shares of the Company's common stock, valued at $1,930,380; and
                  (iii) up to $4,000,000 (80% in cash and 20% in shares of the Company's common stock) if Fas-Tronics attains certain earnings targets for the twelve months ending June 30, 1999.

         The acquisition of Fas-Tronics was effected pursuant to a Stock Purchase Agreement dated as of June 12, 1998, as amended, with an effective date of July 1, 1998. The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $6,713,103 of cost in excess of net assets of the business acquired.

Note 8.           Acquisition of Fortune Industries, Inc.

         In September 1998, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Fortune Industries, Inc. ("Fortune"), a privately owned company.

         The purchase price for Fortune consisted of:

                  (i)      $9,830,660 in cash;
                  (ii) 518,102 shares of the Company's common stock, valued at $2,370,317; and
                  (iii) up to $2,000,000 (81% in cash and 19% in shares of the Company's common stock) if Fortune attains certain earnings targets for the year ending December 31, 1998.

         The acquisition of Fortune was effected pursuant to a Stock Purchase Agreement dated as of June 12, 1998, as amended, with an effective date of July 1, 1998. The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $9,491,148 of cost in excess of net assets of the business acquired.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)


Note 9.           Acquisitions - Pro forma Financial Information.

         The following unaudited pro forma information presents the combined operating results of the Company, Webb, CalFast, Fas-Tronics and Fortune as though each of the acquisitions had been made on January 1, 1997. The unaudited pro forma combined summary of operations includes the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from the beginning of the periods presented. The pro forma net income per common share and diluted common share for both 1998 and 1997 assume that all shares of common stock and Series IV Warrants of the Company outstanding as of September 30, 1998 were outstanding as of January 1, 1997. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1997 or results which may occur in the future:

                                           Three months ended                       Nine months ended
                                             September 30,                            September 30,
                                  -------------------------------------   ---------------------------------------
                                        1998               1997                 1998               1997
                                 ------------------   ------------------   ------------------ --------------------

Sales                             $   17,799,542        $  14,514,520        $   50,031,939     $   40,475,535
                                  -----------------  -----------------    ------------------ ------------------

Operating income                         3,086,160          2,141,451             8,940,142          6,325,007
                                  -----------------  -----------------    ------------------ ------------------

Net income                         $     1,035,497    $       622,881       $     3,186,454   $      1,828,974
                                  =================  =================    ================== ==================

Net income                         $     1,035,497    $       622,881       $     3,186,454   $      1,828,974
Less:
   Preferred stock dividends                99,185             33,063               165,311             99,189
   Imputed non-cash dividend               663,510            192,329             1,075,988            346,304
                                  -----------------  -----------------    ------------------ ------------------

Net income used in per
   Common share calculation        $       272,802     $      397,489        $    1,945,155    $     1,383,481
                                  =================  =================    ================== ==================

Pro forma net income per common share (*)  $   .06            $   .13               $   .41            $   .45
                                           ========           ========              ========           ========

Pro forma net income per diluted common
   share (*)                               $   .06            $   .12               $   .41            $   .42
                                           ========           ========              ========           ========

Average number of common shares
   outstanding                           4,738,766          3,050,633             4,723,052          3,050,633
                                  =================  =================    ================== ==================

Average number of diluted
   common shares outstanding             4,807,210          5,205,594             5,431,048          4,342,319
                                  =================  =================    ================== ==================

(*) Pro forma net income per common share and pro forma net income per diluted common share for the three and nine month periods ended September 30, 1998 reflect deductions for preferred stock dividends, including one-time, non-cash dividends associated with the conversion of preferred stock into common stock. Before such deductions, pro forma net income per common share was $.22 and $.67 for the three and nine month periods ended September 30, 1998, respectively, and pro forma net income per diluted common share was $.22 and $.59 for the three and nine month periods ended September 30, 1998, respectively.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)



Note 10. Revolving Credit Facility and Long-Term Debt.

         In connection with the acquisitions of Fas-Tronics and Fortune, the Company entered into a Loan and Security Agreement with Madeleine L.L.C. and Congress Financial Corporation (Florida). The agreement provides for a $45,000,000 credit facility consisting of a five-year term loan for $30,000,000 and a $15,000,000 revolving credit facility. The term loan is divided into two notes: Note A for $25,000,000 and Note B for $5,000,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At September 30, 1998, $472,596 was borrowed and outstanding under the revolving facility. Of the remaining amount of the $15,000,000 revolving credit facility, or $14,527,404, $14,205,294 was available at September 30, 1998 for future working capital needs. Interest on the revolving facility is due monthly at the prime rate plus 1%, with a minimum rate of interest of 9% per annum. Interest on the five-year term loan Note A is due monthly at the prime rate plus 1.5% with a minimum rate of interest of 9.5% per annum. Interest on the five-year term loan Note B is due monthly at the prime rate plus 3% with a minimum rate of interest of 11% per annum.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the three month and nine month periods ended September 30, 1998.

         The results of operations through September 30, 1998 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its lithium battery and battery pack distribution business, Power Components, Inc. (PCI"). QDL includes the operating results of Quest Electronic Hardware, Inc. ("Quest"), Webb Distribution ("Webb"), California Fasteners, Inc. ("Calfast"), Fas-Tronics, Inc. ("Fas-Tronics") and Fortune Industries, Inc. ("Fortune").

         The Company's revenues for the three month and nine month periods ended September 30, 1998 amounted to $17,799,542 and $38,871,478, respectively, which represent a record level of revenues for the Company, compared with $6,645,650 and $15,738,987 for the comparable prior year periods. The significant growth in the Company's revenues for such periods is primarily attributable to the acquisitions of Calfast, Fas-Tronics and Fortune, as well as the internal growth of the other QDL branches and the opening of a new QDL branch in Grand Rapids, MI during the second quarter of 1998. The revenues associated with the acquired businesses of Calfast, Fas-Tronics and Fortune for the three and nine month periods ended September 30, 1998 amounted to $9,957,463 and $17,136,913, respectively, compared with $939,119 for both the three and nine month periods ended September 30, 1997.

         The Company's operating income was $2,763,864 and $5,877,237, respectively, for the three month and nine month periods ended September 30, 1998, compared with operating income of $777,218 and $1,710,017 for the comparable prior year periods. The increase in operating income for the three month and nine month periods ended September 30, 1998, compared with the comparable prior year periods, is primarily due to the increased operating income attributable to the acquired businesses, as well as internal growth. Operating income as a percentage of sales for the three and nine month periods ended September 30, 1998 amounted to 15.5% and 15.1%, respectively, compared with 11.7% and 10.9% for the three month and nine month periods ended September 30, 1997, respectively. This improvement is attributable to the successful integration of the acquired businesses and the resultant cost savings from the combination of these businesses with the Company.

         Interest expense, which reflects the cost of borrowings associated with the acquisition of Calfast in September 1997 and the acquisitions of Fas-Tronics and Fortune as of July 1, 1998, as well as borrowings associated with QDL's working capital needs, for the three month and nine month periods ended September 30, 1998 amounted to $1,008,785 and $1,621,558, respectively. For the comparable periods of the prior year, the Company's results include interest expense of $79,433 and $206,532, respectively. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisitions of Calfast, Fas-Tronics and Fortune, and to support the working capital needs of QDL.

         The provision for income taxes for the three month and nine month periods ended September 30, 1998 and 1997, respectively, reflects a federal income tax provision at an effective rate of 35% and 35.1%, respectively, and a state income tax provision at an effective rate of 6% and 6.2%, respectively, for the states in which the Company does business.

         Net income for the three month and nine month periods ended September 30, 1998 amounted to $1,035,497 and $2,510,851, respectively, compared with net income of $409,600 and $882,546 for the comparable prior year periods. This improvement reflects the increased operating income attributable to the acquired businesses, as well as continued internal growth, partially reduced by increased corporate expenses, interest expense, and income taxes.

         Net income per share reflects a deduction for preferred stock dividends, including one-time, non-cash dividends associated with the automatic conversion of preferred stock into common stock. The preferred stock converted into common stock on July 2, 1998, causing the acceleration of the amortization of the imputed one-time, non-cash dividend. Accordingly, the common stock into which the preferred stock converted (1,653,125 shares of common stock) is included in the common shares outstanding for the three months ended September 30, 1998 and is included for one quarter in the weighted average number of common shares outstanding for the nine months ended September 30, 1998. The effect of this one-time, non-cash dividend is anti-dilutive, accordingly, the presentation of net income per diluted common share is presented on the face of the income statement as the same amount as net income per common share. Before such deduction, however, the net income per diluted common share is $.22 and $.52 for the three months and nine months ended September 30, 1998, respectively. Net income per common share and net income per diluted common share in the fourth quarter of 1998 will not be impacted by such non-cash dividends.

Liquidity and Capital Resources

         At September 30, 1998, the Company had $87,587 in cash and short-term investments, compared to $875,080 as of December 31, 1997. As of September 30, 1998, the Company had working capital of $18,411,641, compared with working capital of $9,046,826 as of December 31, 1997.

         For the nine months ended September 30, 1998, the net cash used by the Company's operating activities amounted to $1,388,090, principally reflecting the increase in inventories, receivables, prepaid expenses and other assets, offset in part by the profits of the Company and the increases in accounts payable, accrued expenses, income taxes payable and deferred income taxes.

         For the nine months ended September 30, 1998, the net cash used in the Company's investing activities amounted to $18,241,203, including $17,066,558 net cash consideration paid in connection with the acquisitions of Fas-Tronics and Fortune and $600,000 net cash consideration paid in connection with the deferred purchase price of Calfast. The Company also had capital expenditures $568,679 for the acquisition of fixed assets, $392,040 of which represents the purchase and installation of a new on-line, real-time computer system. The Company does not have significant commitments for capital expenditures as of September 30, 1998 and no significant commitments are anticipated for the next twelve months.

         For the nine months ended September 30, 1998, the net cash provided by the Company's financing activities amounted to $18,841,800, which consists of $30,000,000 of bank financing associated with the acquisitions of Fas-Tronics and Fortune and the refinancing of existing bank debt, $5,647,799 of bank borrowings under the Company's revolving credit facility, as well as $371,228 of net proceeds from a capital lease for the purchase of the Company's computer system, reduced by long-term debt principal payments of $9,583,334, revolving facility repayments of $5,472,340, fees and expenses associated with the bank financing of $1,976,300, principal payments of $63,943 on various capital leases and principal payments of $81,310 on notes issued for acquired businesses.

         In connection with the acquisitions of Fas-Tronics and Fortune, the Company entered into a $45,000,000 Loan and Security Agreement with Madeleine L.L.C. and Congress Financial Corporation (Florida) providing for term debt of $30,000,000 and a revolving credit facility of $15,000,000. At September 30, 1998, $472,596 was borrowed and outstanding under the revolving facility. Of the remaining amount of the $15,000,000 revolving credit facility, or $14,527,404, $14,205,294 was available at September 30, 1998 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate with a minimum rate of interest of 9% per annum. As of November 10, 1998, the interest rate under the revolving facility was 9%. In order to secure the obligations of the Company and its subsidiaries under the revolving facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of each of its subsidiaries at the date of such agreement and any shares of its subsidiaries in which the Company may thereafter acquire an interest. In addition, the Company and its subsidiaries granted a security interest in substantially all of their assets to the lender.

         The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such additional potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meet its obligations through 1999, exclusive of cash requirements associated with any business acquisitions.

         Certain  information  contained in this report on Form 10-QSB  includes
"Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in the Company's current annual report on Form 10-KSB for the year ended December 31, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

Readiness for Year 2000 Compliance

         The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions.

         The Year 2000 issue may affect the Company's internal systems, including information technology (IT) and non-IT systems. While the Company's IT system is prepared to handle all dating implications associated with the new millenium, the Company's management is presently engaged in an ongoing assessment of the readiness of all its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that it will be successful in identifying and resolving any potential deficiencies in its non-IT systems with respect to the Year 2000 issue by June 1999 and that all such material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, the Company expects to assess its need to create contingency plans during 1999 for certain internal systems in the event management determines that such contingency plans may become warranted.

         All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third-party supply chain. The Company plans to also undertake steps to identify whether its vendors have sufficiently identified and are taking steps to address the Year 2000 issue. Management is presently formulating a survey and plan for working with key third-parties to understand their ability to continue providing services and products through the change to 2000. The Company will work directly with its key vendors, distributors, and resellers, and coordinate its action with respect to the Year 2000 issue with them, if necessary, to avoid any business interruptions in 2000. For these key third-parties, contingency plans may be required.

         The Company's management believes the impact of the Year 2000will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to discern.

                           PART II - OTHER INFORMATION


Item  1.          LEGAL PROCEEDINGS

                  Not applicable.

Item 2.           CHANGES IN SECURITIES

                  On June 30, 1998, the Company filed an amendment to the Certificate of Designation of the Company with the Secretary of State of the State of Delaware, providing that (i) each share of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") would automatically convert as of the close of business on July 2, 1998 (the "Conversion Date"), without any action on the part of the holder thereof or the Company, into 1.4375 shares of common stock, par value $.001 ("Common Stock"); (ii) holders of the Series B Preferred Stock would be entitled, when and as declared by the Board of Directors of the Company (the "Board"), to receive an annual dividend per share equal to $0.115 per share; (iii) such dividends would accrue from March 4, 1997 and would be payable on March 4, 1998 and on the Conversion Date (payable with respect to a full year), in cash or shares of Common Stock of the Company; (iv) the aforementioned dividends would be cumulative and no dividends would be paid or set apart in respect of the Common Stock or any other class of securities which ranks junior to the Series B Preferred Stock unless and until all accrued and unpaid dividends upon such Series B Preferred Stock had been paid or set apart in full; and (v) no interest would accrue with respect to dividends in arrears.

                  On the Conversion Date, each share of Series B Preferred Stock was converted into Common Stock at a rate of 1.4375 shares of Common Stock and received $0.115 per share in Common Stock for the related dividend.

                  On October 23, 1998, the Board (i) created a series of preferred stock, par value $.01 per share, of the Company (the "Series A Junior Participating Preferred Stock"), with the designation and number of shares thereof and other powers, preferences and relative, participating, optional or other rights of the shares of such series and the qualifications, limitations and restrictions thereof set forth in the Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on November 5, 1998 and (ii) declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share, of the Company (the "Common Stock"). The dividend is payable to stockholders of record on November 16, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $30 per one one-thousandth of a share of Preferred Stock, subject to adjustment.

                  The description and terms of the Rights are set forth in a Rights Agreement dated as of October 23, 1998, as the same may be amended from time to time (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"). The Rights Agreement provides that, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (or earlier expiration of the Rights), the Rights will be transferred with and only with the Common Stock. A copy of the Rights Agreement was filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A with the Securities and Exchange Commission on November 6, 1998.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

Item 5.           OTHER INFORMATION

                  Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a)   Exhibits.
                       See Exhibit Index immediately following the signature page.
                  b)   Reports on Form 8-K.

                      During the fiscal quarter ended September 30, 1998, the Company filed a Current Report on Form 8-K, dated September 24, 1998, (i) reporting under Item 2 "Acquisition or Disposition of Assets" the acquisitions of Fas-Tronics, Inc. a Texas corporation, and Fortune Industries, Inc., a Texas corporation, (ii) reporting under Item 4 "Changes in Registrant's Certifying Accountant" the termination of Moore Stephens, P.C. as the Company's independent accountant and the appointment of Ernst & Young LLP as the Company's new independent accountant and (iii) including under Item 7 "Financial Statements and Exhibits" the Amendment to the Fas-Tronics Stock Purchase Agreement, the Amendment to the Fortune
                      Stock Purchase Agreement and the Registration Rights Agreement relating to the events described in Item 2, together with the press release relating to the event reported in Item 4.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUESTRON TECHNOLOGY, INC.


                                       (1)  Principal Executive Officer:

Date:       November 16, 1998                   /s/ Dominic A. Polimeni
                                                ------------------------------
                                                Dominic A. Polimeni
                                                Chief Executive Officer

                                       (2)  Principal Financial and Accounting
                                               Officer:

Date:       November 16, 1998                   /s/ Milton M. Adler
                                                ------------------------------
                                                Milton M. Adler
                                                Treasurer

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

Exhibit                                                                                             Sequential
  No.                                        Description                                             Page No.
  ---                                        -----------                                             --------

3.8            Certificate of Amendment, filed December 31, 1996, to Certificate of Incorporation of the Registrant,  incorporated by reference to
               Exhibit 3.10 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
3.9            By-Laws of the  Registrant,  incorporated by reference to Exhibit
               3b(ii) to the Registrant's  Form 10-KSB filed with the Securities and Exchange  Commission  for the fiscal year ended  December 31,
               1987 (File No. 0-13324)
3.10           Amendment to By-Laws of the Registrant, incorporated by reference to Exhibit 3.4 of the  Registrant's  Form  10-KSB  filed with the
               Securities  and  Exchange  Commission  for the fiscal  year ended
               December 31, 1992 (File No. 0-13324)
4.0            Specimen Common Stock  Certificate,  incorporated by reference to
               Exhibit  4.0 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.1            Specimen Preferred Stock  Certificate,  incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.2            Certificate  of  Designations,  Preferences  and  Rights  of  the
               Registrant's Series B Convertible  Preferred Stock,  incorporated
               by  reference   to  Exhibit  4.2  to  Amendment   No.  1  to  the
               Registrant's  Form SB-2 filed with the  Securities  and  Exchange
               Commission on February 25, 1997 (File No. 333-18243)
4.3            Form of Series IV Warrant Agreement, incorporated by reference to
               Exhibit  4.3 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.4            Form of Series III  Warrant  Agreement,  dated as of  November 7,
               1994,   incorporated   by  reference  to  Exhibit  10.22  to  the
               Registrant's  Form 10-K filed with the  Securities  and  Exchange
               Commission  for the fiscal year ended December 31, 1994 (File No.
               0-13324)
4.5            Form of Underwriters' Purchase Option,  incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.6            Stock Purchase  Warrant  Certificate for Purchase of Common Stock
               of  Questron  Technology,  Inc.,  incorporated  by  reference  to
               Exhibit  4.6 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.7            Amended  Certificate  of  Designation  Establishing  a Series  of
               Preferred  Stock of Questron  Technology,  Inc.,  incorporated by reference to Exhibit 4.7 to the Registrant's  Quarterly Report on
               Form 10-Q/SB for the three-month period ended June 30, 1998 (File
               No. 0-13324)
4.8            Registration Rights Agreement, dated as of September 24, 1998, by and between  the  Company  and the  persons  listed on Schedule A thereto,  incorporated  by  reference  to the  Company's  current report  on Form  8-K,  filed  with the  Securities  and  Exchange commission on October 8, 1998 (File No. 0-13324).
4.9            Certificate  of  Designation  of  Series A  Junior  Participating
               Preferred Stock of Questron Technology, Inc.
10.1           1996 Stock  Option  Plan,  incorporated  by  reference to Exhibit
               10.19 to Amendment No. 1 to the Company's  Registration Statement
               on Form SB-2 filed with the Securities and Exchange Commission on
               February 25, 1997 (File No. 333-18243)
10.2           Exchange  Agreement,  dated  November  8,  1996 by and  among the
               Company,   Gulfstream   Financial  Group,  Inc.  and  Phillip  D.
               Schwiebert,   incorporated  by  reference  to  Exhibit  10.21  to
               Amendment  No. 1 to the  Registrant's  Registration  Statement on
               Form SB-2 filed with the  Securities  and Exchange  Commission on
               February 25, 1997 (File No. 333-18243)
10.3           Stock Purchase  Agreement  dated as of December 16, 1996 relating to Webb Distribution,  Inc., incorporated by reference to Exhibit
               2.0 to Amendment No. 1 to the Company' Registration  Statement on
               Form SB-2 filed with the  Securities  and Exchange  Commission on
               February 25, 1997 (File No. 333-18243).
10.4           Form of  Underwriting  Agreement,  incorporated  by  reference to
               Exhibit  2.0 to  Amendment  No. 1 to the  Company's  Registration
               Statement  on Form SB-2 filed with the  Securities  and  Exchange
               Commission on February 25, 1997 (File No. 333-18243).
10.5           Stock Option Grant  Agreement  between the Company and Gulfstream
               Financial Group,  Inc. made as of November 8, 1996,  incorporated by reference to Exhibit 10.22 to the  Registrant's  Annual Report
               on Form 10-KSB filed with the Securities and Exchange  Commission for the fiscal year ended December 31, 1996 (File No. 0-13324).
10.6           Stock Option Grant  Agreement  between the Company and Phillip D.
               Schwiebert made as of November 8, 1996, incorporated by reference to Exhibit  10.23 to the  Company's  Annual Report on Form 10-KSB
               filed with the Securities and Exchange  Commission for the fiscal year ended December 31, 1996 (File No. 0-13324).
10.7           Amendment  No.  4,  dated as of April  9,  1997,  to the Loan and
               Security  Agreement,  dated as of March 31, 1995, between Silicon
               Valley Bank and Quest Electronics Hardware, Inc., incorporated by reference to Exhibit 10.1 to the  Company's  Quarterly  Report on
               Form 10-QSB for the three month period ended March 31, 1997 (File
               No. 0-13324).
10.8           Stock Purchase  Agreement dated as of August 29, 1997 relating to the  acquisition  of all of the  outstanding  stock of California
               Fasteners,  Inc.,  incorporated  by  reference  to the  Company's
               Current  Report  on Form 8-K  filed  October  7,  1997  (File No.
               0-13324).
10.9           Asset Purchase  Agreement dated September 4, 1997 relating to the
               acquisition  of   substantially   all  of  the  assets  of  Power
               Components,  Inc. with the related Stock Purchase Agreement dated
               September 4, 1997 relating to the acquisition of all of the stock of AR Acquisition  Company,  incorporated by reference to Exhibit
               10.1 to the  Company's  Quarterly  Report on Form  10-QSB for the
               three month period ended September 30, 1997 (File No. 0-13324).
10.10          Stock  Purchase  Agreement,  dated  as of June 12,  1998,  by and between the Company,  Gregory Fitzgerald,  Valerie Fitzgerald and
               Fas-Tronics,  Inc.,  incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 filed with the Securities and Exchange
               Commission on August 14, 1998 (File No. 0-13324).
10.11          Stock  Purchase  Agreement,  dated  as of June 12,  1998,  by and
               between  the   Company,   Fortune   Industries,   Inc.   and  the
               Stockholders  of the Company  listed on Schedule 1.1 thereto (the
               "Fortune Stock Purchase Agreement"), incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for
               the  three  month  period  ended  June 30,  1998  filed  with the
               Securities  and Exchange  Commission on August 14, 1998 (File No.
               0-13324).
10.12          Letter  Agreement,  dated  July  29,  1998,  by and  between  the
               Company, Gregory Fitzgerald,  Valerie Fitzgerald and Fas-Tronics,
               Inc.,  incorporated by reference to Exhibit 10.4 to the Company's
               Quarterly  Report on Form 10-QSB for the three month period ended
               June 30, 1998 filed with the Securities  and Exchange  Commission on August 14, 1998 (File No. 0-13324).
10.13          Letter  Agreement,  dated  July  29,  1998,  by and  between  the
               Company,  Fortune  Industries,  Inc. and the  Stockholders of the
               Company  listed on  Schedule  1.1 to the Fortune  Stock  Purchase
               Agreement,  incorporated  by  reference  to  Exhibit  10.3 to the
               Company's  Quarterly  Report on Form  10-QSB for the three  month period ended June 30, 1998 filed with the Securities and Exchange
               Commission on August 14, 1998 (File No. 0-13324).
10.14          Second  Amendment to the  Fas-Tronics  Stock Purchase  Agreement,
               incorporated by reference to the Company's Current Report on Form
               8-K filed with the Securities and Exchange  Commission on October
               8, 1998 (File No. 0-13324).
10.15          Second  Amendment  to  the  Fortune  Stock  Purchase   Agreement,
               incorporated by reference to the Company's Current Report on Form
               8-K filed with the Securities and Exchange  Commission on October
               8, 1998 (File No. 0-13324).
10.16          Rights  Agreement  dated as of  October  23,  1998,  between  the
               Company and American Stock  Transfer & Trust  Company,  as Rights
               Agent,  incorporated  by reference to the Company's  Registration
               Statement on Form 8-A, filed November 6, 1998 (File No. 0-13324).
10.17          Loan and Security  Agreement  dated as of September  24, 1998, by and among the Company,  Questron  Distribution  Logistics,  Inc.,
               Integrated  Material  Systems,  Inc.,  Power  Components,   Inc.,
               California Fasteners,  Inc., Comp Ware, Inc., Fas-Tronics,  Inc.,
               Fortune  Industries,  Inc.,  each of the  signatories  which is a signatory thereto,  Congress Financial Corporation (Florida),  as administrative  agent and Madeleine  L.L.C., as collateral agent.
10.18          Amendment Number One to the Loan and Security Agreement, dated as
               of  November  2,  1998,  by  and  among  the  Company,   Questron
               Distribution Logistics,  Inc., Integrated Material Systems, Inc.,
               Power Components,  Inc., California  Fasteners,  Inc., Comp Ware,
               Inc.,  Fas-Tronics,  Inc., Fortune Industries,  Inc., each of the
               Lenders,    Congress   Financial   Corporation   (Florida),    as
               Administrative Agent and Madeleine L.L.C., as Collateral Agent.
27.1           Financial Data Schedule