Form 10KSB
period 1998-12-31
QUESTRON TECHNOLOGY INC
filed 1999-04-01
CIK 732152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)



 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 (Fee Required)


                         For the fiscal year ended December 31, 1998

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934
          (No Fee Required)

                         For the transition period from __________ to _________

                         Commission file number 0-13324

                            QUESTRON TECHNOLOGY, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                                Delaware                                                          23-2257354
-------------------------------------------------------------------------       --------------------------------------------
     (State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

            6400 Congress Avenue, Suite 200A, Boca Raton, FL                                       33487
-------------------------------------------------------------------------       --------------------------------------------
                (Address of principal executive offices)                                         (Zip Code)

Issuer's telephone number:  (561) 241 - 5251

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

                         Preferred Share Purchase Right
                       to Purchase 1/1,000th of a share of
    Series A Junior Participating Preferred Stock, par value $0.01 per share
-------------------------------------------------------------------------------
                                (Title of class)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
     Yes /X/   No
        -----      -----

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. -----

           State issuer's revenues for its most recent fiscal year. The
                                                                    ----
Company's revenues for the year ended December 31, 1998 were $56,968,007.
-------------------------------------------------------------------------

           As of March 9, 1999, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $12,495,000. In addition, as of March 9, 1999, the aggregate market value of Series IV Common Stock Purchase Warrants held by non-affiliates of the registrant was approximately $2,816,000.

           As of March 9, 1999, there were 4,783,326 shares of the issuer's common stock and 3,900,000 of the issuer's Series IV Common Stock Purchase Warrants outstanding.

Transitional Small Business Disclosure Format:      Yes            No     /X/
                                                         -----           -----

           Certain information set forth in this Annual Report includes "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those identified under the caption "Risk Factors" which appears in Item 1.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

                                     PART I

Item 1.  Business.

General
-------

           Questron Technology, Inc. (the "Company" or "Questron") provides inventory logistics management programs and is a value-added distributor of fasteners and other small parts (commonly referred to as "C" inventory items) sold to original equipment manufacturers ("OEMs") through its wholly-owned subsidiary, Questron Distribution Logistics, Inc. ("QDL") (formerly named Quest Electronic Hardware, Inc.). The Company is also a master distributor of fasteners through its subsidiary Integrated Material Systems, Inc. ("IMS") and a distributor of lithium batteries through its subsidiary Power Components, Inc. ("PCI").

           Effective as of July 1, 1998, QDL acquired 100% of the stock of Fas-Tronics, Inc., a privately owned distributor of fasteners and other C inventory items located in Forth Worth, TX, with a primary focus on commercial aerospace customers, particularly airplane seat manufacturers. Effective as of July 1, 1998, QDL also acquired 100% of the stock of Fortune Industries, Inc. ("Fortune"), a privately owned distributor of fasteners and other C inventory items located in Forth Worth, TX, with a primary focus on aerospace defense contractors. Effective as of December 1, 1998, QDL acquired the business and net operating assets of AFCOM, Inc. ("AFCOM"), a privately owned distributor of fasteners and other C inventory items headquartered in Orlando, FL, with branches in Melbourne, FL and Atlanta, GA.

Business
--------

           QDL provides its customers with inventory management services, such as bin-stock replenishment and other just-in-time inventory management programs, and is the outsourced materials management function for many of its customers, providing complete supply chain management from procurement to deployment of the products managed. QDL serves more than 6,000 customers in the military aerospace, industrial products, commercial aerospace, semiconductor fabrication equipment, consumer products, telecommunications, medical electronics contract manufacturing and computer and computer networking manufacturing industries.

           Fasteners and other C inventory items include screws, bolts, nuts, washers, pins, rings, fittings, springs, spacers, standoffs, plastic components, cable ties and accessories, drawer slides, connectors and similar parts. According to an industry study, sales of fasteners in 1996 were approximately $8.0 billion in the United States. The OEM market represents in excess of 80% of the total U.S. fastener market, the maintenance and repair operations ("MRO") market accounts for 13% of the market, with construction and other markets accounting for the remaining 7%. The United States fastener market is estimated to have over 1,900 distributors. The Company believes that the OEM fastener and related parts distribution industry is in the early stages of consolidation, and the Company plans to participate in the consolidation of the industry. The Company believes that its broad selection of fasteners and other C inventory items, high quality services, professional management team, and strong competitive position will allow it to be one of the leading consolidators.

           Fasteners and other C inventory items constitute a majority of the total number of parts needed by an OEM to manufacture its products, but represent only a small fraction of the total materials cost. The cost for an OEM to manage its inventory of fasteners and other C inventory items internally is relatively high due to: (i) the large number of fasteners and other C inventory items in inventory; (ii) the inability of an OEM to achieve scale economies that QDL is able to derive from servicing multiple customers; (iii) the risk of interruptions for just-in-time ("JIT") manufacturing operations; and (iv) the need to perform quality assurance testing of the fasteners and other C inventory items. The Company believes that OEMs are increasingly outsourcing their fastener and other C inventory items inventory procurement and management needs to distributors like the Company in order to focus on their key competency, their core manufacturing businesses, thereby reducing costs. To further reduce costs, many manufacturers are seeking to consolidate the number of suppliers they use and are selecting distributors with extensive product lines who can also provide inventory-related services. To capitalize on these trends, the Company offers a broad array of fasteners and other C inventory items, and provides a variety of related procurement and inventory management services, including inventory management information systems and reports, just-in-time delivery programs, quality assurance, advisory engineering services, component kit production and delivery, and electronic data interchange ("EDI") applications.

           QDL's combined net sales have increased at a compound annual rate of approximately 16% per year over the five years ended December 31, 1998, adjusted for 1997 and 1998 acquisitions to reflect true internal growth. The Company has generated such growth primarily by expanding the breadth of its product offerings and value-added services, which has allowed QDL to increase its sales to existing customers and attract new customers.

Industry Overview
-----------------

           Companies operating in the fastener and other C inventory items distribution business can generally be characterized by the end users they serve, which are comprised broadly of OEMs, MROs and construction companies. The traditional fastener and other C inventory items distribution market is similar to most industrial distribution markets. Fasteners and other C inventory items are purchased from both domestic and overseas manufacturers and sold to both domestic and overseas customers. The majority of these fasteners and other C inventory items are sold to OEM and MRO clients on a purchase order basis. Some smaller distributors specialize along industry lines because of the uniqueness of customer requirements. Other smaller distributors provide a wide range of fasteners and other C inventory items used for general assembly. QDL provides a wide range of fasteners and other C inventory items to meet the specialized needs of its OEM customers.

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

Business Strategy

           QDL intends to become one of the premier national providers of inventory logistics management programs and a value-added distributor of fasteners and other C inventory items, focused primarily on the needs of OEMs. QDL seeks to develop and supply inventory-related services designed to reduce its customers' operating costs. Quality assurance, JIT delivery programs and component kit production are examples of such services currently provided by QDL to its customers. By supplying such services, QDL strives to become integrated into its customers' internal manufacturing processes and be able to anticipate its customers' needs, which the Company believes results in improved profitability and customer retention.

           OEMs and other fastener customers choose fastener suppliers based, in significant part, on the quality of the service supplied. QDL believes that its superior customer service depends on its well-trained, technically competent workforce and its belief that its workforce provides an advantage over other distributors of fasteners and other C inventory items. QDL continually reviews its training and operating practices at each of its subsidiaries to insure the highest standards of quality and customer service are maintained throughout its operations. As part of its commitment to superior quality and customer service, the Company is SSQA compliant (SEMATECH Quality Standard) and ISO 9002 (International Standards Organization) certified or compliant, becoming certified as required by its customers on a branch location basis.

           One of the primary goals of the Company is to accelerate internal growth both by expanding the range of products and services provided to existing customers and by aggressively pursuing new customers. The Company believes that it will be able to expand sales to existing customers by capitalizing on (i) its diverse product offerings and its marketing expertise, (ii) cross-selling opportunities across the Company's customer base, and (iii) its access to financial resources that are necessary to support the demands of its customers. The Company intends to broaden its geographic coverage, which will present opportunities to capture new business as well as additional business from existing customers that operate nationwide.

           The Company's integration of its acquired businesses has provided significant increases in its profitability. The Company has centralized appropriate administrative functions and used its increased purchasing power to improve contractual relationships and gain volume discounts from its suppliers. The Company has also improved productivity through enhanced inventory management procedures, standardization of its quality procedures, and the consolidation of its information systems and employee benefit plans. All of the businesses acquired prior to 1998 are fully integrated and operating through an on-line, real-time computer system.

           The Company pursued an aggressive acquisition program in 1997 and 1998, having completed seven acquisitions during that period. As described above, the Company believes that the fastener and other C inventory items distribution industry is highly fragmented and in the early stages of consolidation. The Company intends to continue to attempt to acquire other distributors of fasteners and other C inventory items in order to enter new industries and markets, increase sales in certain industries it currently serves, develop new customer relationships with major OEM's, expand the geographical reach of the Company, and expand its range of products and services. Potential acquisition candidates will be evaluated on the strength of management, profitability, quality of customer base and service, and industry orientation. The Company believes it will continue to be regarded by acquisition candidates as an attractive acquirer because of (i) its ability to create a professionally managed value-added distributor of fasteners and other C inventory items to OEMs; (ii) its ability to acquire businesses with a combination of cash and publicly traded stock; (iii) the Company's access to financial resources as a public company to support growth; and (iv) the potential for increased profitability of the acquired company due to purchasing economies, centralization of administrative functions, enhanced systems capabilities and access to increased marketing resources.

           To date, management of the companies acquired in 1997 and 1998 has been instrumental in identifying future acquisition candidates. Several of the principals of such acquired companies have held leadership roles in industry trade associations, which has enabled these individuals to develop relationships with the owners of numerous acquisition candidates across the country. The Company expects that the visibility of these individuals and the Company within the industry will increase the awareness and interest of acquisition candidates in the Company and its acquisition program. The Company has engaged in preliminary discussions with a number of potential acquisition candidates. Such discussions are in various stages and, other than the definitive agreement dated as of March 11, 1999 with respect to the acquisition of Metro Form Corporation, d.b.a. Olympic Fasteners and Electronic Hardware ("Olympic"), none have as yet resulted in any binding agreements, understandings, arrangements or commitments with respect to any such potential acquisitions. The purchase price for Olympic, which had revenues of $10 million in 1998, is $9 million, consisting of $8 million in cash and the balance in shares of Questron common stock. Additional purchase consideration of up to $1 million may be paid based on future operating results. The acquisition is subject to financing and other customary closing conditions. As consideration for future acquisitions, the Company primarily intends to use various combinations of cash and its common stock. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being historical operating results, future prospects of the acquisition candidate and the ability of the candidate to provide entry to new markets or OEM customers.

Products
--------

           The Company distributes over 100,000 different fasteners and other C inventory items, generally denoted by a unique standard identifier known as a Stockkeeping Unit ("SKU"). The SKUs fall into two general categories: fasteners and other C inventory items.

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

           QDL also distributes a number of other C inventory items commonly referred to as "C" inventory items used by OEMs to manufacture their products. These items include spacers, standoffs, inserts, clamps, springs, brackets, connectors, small molded parts, cable ties, plugs, hoses, fittings and other products. Like fasteners, these parts come in many shapes, sizes and materials depending upon the designated end-use. OEMs are increasingly requesting that the Company provide these parts because they are often used during the manufacturing or assembly process in conjunction with the fasteners supplied by QDL.

Services
--------

           In connection with its sale of fasteners and other C inventory items, the Company also provides a wide range of value-added services to OEMs. The OEMs' demand for these services is driven by the reduction in costs achievable through the outsourcing of such functions. Such cost reductions are achievable as a result of the Company's ability to derive scale economies by providing such services to many customers, which economies the OEM is unable to achieve on its own. These value-added services also benefit the Company by further integrating the Company into its customers' internal manufacturing process.

           Increasingly, manufacturers are outsourcing their inventory management needs to distributors like QDL. These services range from installing a simple inventory bin card system to developing a complete turnkey inventory management system with full-time staff. These inventory systems are designed to meet the specific needs of QDL's customers. They range in sophistication from helping the OEM set appropriate order quantities and frequencies to delivering the correct fastener or related product to the assembly floor on a JIT basis. In some cases, the Company utilizes computer systems deployed at the OEM's sites to facilitate the management of the fastener and other C inventory items inventories. Inventory replenishment services and product consolidation services decrease the number of invoices and vendors, lower inventory carrying cost, and allow customers to focus on their key competency, manufacturing.

           OEMs have reduced their operating costs by reducing the number of suppliers they use. QDL provides a wide array of fasteners and other C inventory items and will, upon a customer's request, stock additional parts. As a result, QDL's customers are able to reduce the number of suppliers, distributors as well as manufacturers, that they utilize.

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

           Quality assurance services provided by QDL involve the testing of fasteners to ensure they meet the specifications required by the OEM customer and stated by the manufacturer. Many OEMs require strict quality control with respect to fasteners. QDL has installed specialized equipment and hired trained technicians to perform quality control tests on some of its fastener products. QDL is SSQA compliant (SEMATECH Quality Standard), and ISO 9002 certified or compliant (International Standards Organization), becoming certified as required by its customers on a branch location basis.

           In order to meet the exacting requirements of customers, QDL maintains relationships with vendors that provide plating, galvanizing and coating services. These services are used to meet the specific requirements of its OEM and other customers.

Competition
-----------

           The Company is engaged in a highly fragmented and competitive industry. Competition is based primarily on service, quality and geographic proximity. The Company competes with a large number of fastener distributors on a regional and local basis, some of which may have greater financial resources than the Company and some of which are also public companies or divisions of public companies. The Company may also face competition for acquisitions from these companies, some of which have acquired fastener distribution businesses during the past decade. Other smaller fastener distributors may also seek acquisitions from time to time.

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

Sales and Marketing
-------------------

           QDL utilizes a sales force comprised of both inside and outside sales people. QDL markets its products and services primarily to OEMs. QDL generally targets those OEMs that could achieve significant cost savings from the products and services offered by QDL. These would include OEMs that (i) maintain substantial inventories of fasteners and other C inventory items; (ii) utilize multiple suppliers and wish to reduce that number; (iii) experience a significant number of stockouts; (iv) desire to improve the quality and reliability of their products; and/or (v) desire to improve the efficiency and effectiveness of the manufacturing process. QDL believes that its commitment to consistent quality and service has enabled it to develop and maintain long-term relationships with existing customers, while expanding its market penetration through the use of its sales and marketing program.

Customers
---------

           QDL sells fasteners and other C inventory items to more than 6,000 customers. These customers include leading military aerospace, industrial products, commercial aerospace, semiconductor fabrication equipment, consumer products, telecommunications, medical electronics, contract manufacturing and computer and computer networking manufacturing companies. QDL's contracts with its customers for the supply of fasteners and other C inventory items vary in length up to five years and may be canceled by either party with proper notice. QDL accepts returns of fasteners and other C inventory items and issues a credit in exchange for such returns. Historically, returns have not been of an amount to materially affect the Company's business. For the year ended December 31, 1998, the Company had reported net sales of $57.0 million (pro forma net sales of $74.0 million). The ten largest customers accounted for approximately 39% of QDL's sales in 1998 (on a pro forma basis), with no one customer contributing more than 11%.

Suppliers
---------

           Over 1,000 suppliers located in the United States and abroad manufacture the fasteners and other C inventory items sold by QDL. QDL purchases fasteners and other C inventory items directly from manufacturers or, to a lesser degree, from authorized distributors. QDL's decision to purchase from a specific supplier is based on product specifications, quality, reliability of delivery, production lead times and price. In addition, the Company purchases products from foreign suppliers when favorable pricing is available (approximately 3% of purchases for 1998 were from foreign suppliers).

           QDL routinely reviews its supplier base and believes that it is able to purchase fasteners and other C inventory items in sufficient volumes necessary to achieve improved service and pricing. QDL believes that it is not materially dependent on any single supplier and that it currently maintains good relationships with all of its suppliers. The ten largest suppliers accounted for approximately 20% of QDL's purchases in 1998, with the largest supplier accounting for approximately 4%.

Patent, Trademark, Copyright and Proprietary Rights
---------------------------------------------------

           The Company received registrations from the United States Patent and Trademark Office in 1997 for the marks "Questron Technology, Inc.(R)" and "Quest Electronic Hardware, Inc.(R)" relating to certain of the Company's services. The Company does not have any patent or copyright applications pending.

Management Information System
-----------------------------

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

Government Regulation
---------------------

           The Fastener Quality Act of 1991, as amended (the "Fastener Act"), was signed into law on November 16, 1990 and was subsequently amended in March 1996 and August 1998. Due to a lack of accredited testing facilities required under the Fastener Act and other factors, the implementation date has been delayed several times. The Fastener Act is intended to protect the public safety by deterring the introduction of non-conforming fasteners into commerce and by improving the traceability of fasteners. Generally, the Fastener Act covers fasteners including screws, nuts, bolts or studs with internal or external threads and load indicating washers with nominal diameters of greater than approximately one quarter inch, which contain metal or are held out as meeting a standard or specification that requires through-hardening. The Fastener Act also covers fasteners and washers that are marked with a grade identification required by a specification or standard. An estimated 25% to 55% of currently available fasteners meet this definition and are therefore subject to the Fastener Act's requirement.

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

           The Company currently employs quality control personnel at its facilities and believes it will not be obligated to make any significant investment to comply with the Fastener Act. The Company anticipates that the majority of any additional costs resulting from compliance with the Fastener Act will be included in the prices to its customers

           The Company's operations are subject to various federal, state and local laws and regulations, including those relating to worker safety and protection of the environment. The Company is a distributor and does not engage in manufacturing. As a result, environmental laws generally have a minimal effect on its operations. The Company believes it is in substantial compliance with applicable regulatory requirements.

Integrated Material Systems, Inc.
---------------------------------

           IMS  is a  master  distributor  of  fasteners  based  in  Scottsdale,
Arizona. The addition of IMS brought to the Company expertise in sourcing products on a worldwide basis and additional materials management skills. IMS sells to distributors nationwide, no one of which contributed more than 37% of IMS's 1998 sales. IMS purchases fasteners principally from Taiwan and Japan, as well as domestic sources. In 1998, IMS's two largest suppliers accounted for
approximately  19%  and  9%,  respectively,   of  its  total  purchases.

Power Components, Inc.
----------------------

           PCI is a distributor of lithium batteries and battery packs and assemblies based in Norristown, Pennsylvania. PCI sells to distributor and end-user customers nationwide, no one of which contributed more than 7% of its 1998 sales. PCI purchases product from international and domestic manufacturers of batteries, with one such supplier accounting for approximately 41% of its 1998 purchases.

Employees
---------

           At March 15, 1999, the Company had 266 full-time employees. The Company is not a party to any collective bargaining agreements. The Company believes that its relationship with its employees is good.

Risk Factors
------------

Limited Combined Operating History; Recent Acquisitions.

           The Company has grown significantly in the past two years primarily as a result of acquisitions. The Company has acquired seven companies since March 1997. As a result, the Company's historical results of operations are not necessarily indicative of future results. Prior to the acquisition of these companies, they were each private companies with different objectives, management information systems and accounting and other standards. Consequently, there is limited information about the performance of the acquired companies under the Company's management which is available for evaluation.

           The acquisitions have been accounted for using the purchase method of accounting and the total purchase prices have been allocated to the assets and liabilities acquired, based upon their respective fair values. As a result, the Company has significant non-cash charges for amortization expense related to goodwill. In addition, the Company has substantial indebtedness in connection with the acquisitions for which it will have significant debt service requirements.

Risks Related to the Company's Acquisition Strategy.

           A disciplined acquisition program is part of the Company's business strategy. The success of this program in the future will depend upon finding strategic acquisition candidates that would expand and complement the Company's business at attractive prices. The Company expects to face competition for acquisitions, which may limit the number of acquisition opportunities and lead to higher acquisition prices. The Company can not assure that it will be able to identify additional acquisition candidates on terms acceptable to the Company or in a timely manner, enter into acceptable agreements or close any such transactions. In addition, the Company may not be able to integrate newly acquired businesses successfully without unplanned costs, delays or other difficulties and the Company may not be able to achieve its targeted synergies and cost savings.

           The Company may finance future acquisitions through internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of these sources. The Company may not be able to obtain any required additional financing on terms that are acceptable to the Company and the Company may be limited in its ability to issue equity if the Company's common stock does not maintain a sufficient market value or if potential acquisition candidates are unwilling to accept common stock in exchange for the sale of their businesses. The Company's inability to obtain the necessary funds to make such acquisitions may have a material adverse effect on its ability to effect its acquisition strategy and to continue to grow its business.

Challenges of Business Integration -- The Company May Not be Able to Integrate its Acquired Businesses Successfully.

           Since March 1997, the Company has acquired seven businesses. Although all acquisitions are subject to risks, the high number and aggregate size of the acquisitions the Company has completed since March 1997 subject the Company to greater risks than usual. In particular, successful integration of these companies, or any other companies that the Company may acquire in the future, into the Company's business presents the Company with significant challenges. The process of integration could divert management's attention from its daily operation, require the implementation of enhancements to the Company's operational and financial systems, require additional management, operational and financial resources, and place significant demands on the Company's management and infrastructure. Successful integration will also depend on a number of other factors, including the Company's ability to maintain the quality of services it provides to its customers and the recruitment, motivation and retention of qualified personnel. The Company can not assure that it will be able to succeed with such integration or effectively manage newly acquired businesses or that such business will perform as expected. In addition, the Company can not assure that the acquired companies will not have additional liabilities or contingencies that the Company did not anticipate at the time of the acquisitions.

The Company Faces the Pressures of Competitive Industries.

           The Company is engaged in a highly fragmented and competitive industry. Competition is based primarily on service, quality and geographic proximity. The Company competes with a large number of fastener distributors on a regional and local basis, some of which have greater financial resources and technical expertise than the Company. In addition, these competitors may have greater established customer relationships with certain customers for whose business the Company competes and may offer lower prices on competing products. Furthermore, the potential growth of the market in which the Company competes may attract new participants as they perceive opportunities. The Company can not assure that it will be able to compete successfully with its existing or future competitors.

The Company Depends on Significant Customers.

           For the year ended December 31, 1998, on a pro forma basis, the Company's ten largest customers accounted for approximately 39% of its sales, with no one customer contributing more than 11%. These sales arrangements are terminable upon short notice and none of these customers is obligated to continue to use the Company's services, or acquire the Company's products, at all or at existing prices. The dependence on significant customers subjects the Company to significant financial risk in the operation of its business. The Company's ability to maintain these customer relationships and build new customer relationships is dependent, among other things, upon the Company's ability to maintain high quality standards and competitive prices. The Company cannot assure that it will maintain these relationships. The loss of any of these significant customers or any other significant customer for any reason or a reduction in business with a significant customer for any reason could result in a material loss of revenue or otherwise have a material adverse effect on the Company's business. In addition, from time to time, certain of the Company's customers may seek to implement competitive bidding and other procedures designed to reduce prices for fasteners and other C inventory items, which may lower the Company's gross margins on sales to these customers. The Company will seek to mitigate any adverse impact to gross margins in the future through its own cost reduction initiatives and by providing additional services to these customers, however, the Company can not assure the timing or the extent to which such mitigating efforts will offset lower margins, if at all.

Customer Industry Risks and Cyclicality.

           The Company sells a significant number of its products to customers in industries that experience fluctuations in demand because of changes in economic conditions, consumer demand and other factors beyond its or their control. As a result, the Company may not be able to increase or maintain its level of sales in periods of economic stagnation or downturn in the Company's customers' industries. The Company expects that the cyclicality of the industries could adversely affect its sales and therefore potentially have a material adverse effect on the Company's financial condition, liquidity and results of operations.

The Company Depends on its Information Systems.

           The Company operates a management information system that is used to purchase, monitor and allocate inventory throughout its facilities. The Company believes that its information system is an integral part of its business and certain growth strategies are contingent upon such system. The Company depends heavily on its management information system to provide real-time information used in monitoring progress relating to sales activities, credit approval, inventory levels, stock balancing, vendor returns and order fulfillment. Any disruption in the operation of the Company's information system (including, without limitation, as a result of Year 2000 issues) could have a material adverse effect on the Company's financial condition, liquidity and results of operations. See "Risk Factors - Year 2000 Issues May Negatively Affect the Company."

The Company Depends on Third-Party Suppliers and Manufacturers.

           The Company purchases substantially all of its products, principally fasteners and other C inventory items, from third-party suppliers and manufacturers. Although the Company believes there are numerous available sources of supply for most of its products, the Company is subject to the risk of price fluctuations, different product performance and quality, and periodic delays in the delivery of certain specialty fasteners and other products.

The Company Depends on Key Management.

           The Company's success depends largely upon the efforts, abilities and expertise of its executive officers and other senior managers, including Dominic
A. Polimeni, its Chairman, President and Chief

Executive Officer, as well as the executive management of its operating units. In addition, the Company may depend on the management of any significant business the Company acquires in the future. The loss of the services of one or more of such individuals could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

Management Control.

           Management owns approximately 39% of the Company's outstanding shares of common stock. Accordingly, management has the ability to direct many of the Company's affairs and actions, including actions requiring the approval of our stockholders.

Government Regulation; Fastener Act.

           The Company's operations are subject to various federal, state and local laws and regulations, including those relating to worker safety and protection of the environment. In addition, the Fastener Act regulates the manufacture, importation and distribution of certain high-grade industrial fasteners in the United States. (See "Business - Government Regulation"). While the implementation date of the Fastener Act has been delayed, the act requires certain testing, certification and recordkeeping requirements by the manufacturers, importers and distributors of such fasteners. As a result, the Company and other fastener suppliers are required to maintain records and product tracking systems. The Company has tracking and traceability systems, which, to date, have not materially increased expenses. However, the Company can not assure that future regulations will not result in materially increased costs for the Company.

Year 2000 Issues May Negatively Affect the Company.

           The Company is in the process of evaluating and resolving the potential impact of the Year 2000 problem on its computerized information systems and other infrastructure that contain embedded technology. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

           The Company believes that substantially all of its computerized information systems and other infrastructure that contain embedded technology are already Year 2000 ready or will be modified so as to become Year 2000 ready by mid-1999. Based on preliminary information, the incremental costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial condition or results of operations. However, if the Company, its customers or its vendors are unable to resolve such processing issues in a timely manner or have not identified all of the Year 2000 associated issues, the Company's ability to conduct business may be materially adversely affected and its financial condition, liquidity and results of operations could be materially adversely impacted.

           The Company is currently  evaluating  its need to create  contingency plans in the event that the Company does not complete all of its remediation plans in a timely manner or that third parties who provide the Company with goods or services fail to address their Year 2000 issues appropriately. These plans may include identifying alternative suppliers and service providers, depletion of safety stocks of inventory and identification of important areas of record retention. The Company is presently formulating a survey and plan for working with key third-parties to understand their ability to continue providing services and products through the change to 2000.

Item 2.  Description of Properties.

           The Company is  headquartered  at 6400 Congress  Avenue,  Suite 200A,
Boca  Raton,  Florida  33487,   operating  from  eighteen  well-equipped  modern
facilities, all but one of which are leased, as follows:

           Boca Raton, Florida (Company headquarters) - occupies 3,634 square feet of office space under a lease expiring May 31, 2000, which space is approximately 90% utilized;

           Anaheim, California - occupies 2,500 square feet of office space and 8,000 square feet of warehouse space under a lease expiring March 1, 2016, which space is approximately 90% utilized;

           Atlanta, Georgia - occupies 2,780 square feet of warehouse space under a lease expiring January 31, 2000, which space is approximately 60% utilized;

           Austin, Texas - occupies 900 square feet of office space and 8,100 square feet of warehouse space under a lease expiring September 15, 2000, which space is approximately 50% utilized;

           Boca Raton, Florida - occupies 750 square feet of warehouse space under a month-to-month lease, which space is approximately 90% utilized;

           Colorado Springs, Colorado - occupies 1,000 square feet of office space and 4,000 square feet of warehouse space under a lease, which expired November 30, 1998 (now month-to-month), which space is approximately 80% utilized;

           Dallas, Texas - occupies 1,575 square feet of office space and 11,945 square feet of warehouse space under a lease expiring February 28, 2003, which space is approximately 65% utilized;

           Forth Worth, Texas - occupies 10,000 square feet of office space and 12,000 square feet of warehouse space under a lease expiring June 30, 2000, which space is approximately 95% utilized;

           Forth Worth, Texas - occupies 10,000 square feet of office space and 15,000 square feet of warehouse space under a lease expiring February 28, 2000, which space is approximately 90% utilized;

           Hialeah, Florida - occupies 750 square feet of warehouse space under a month-to-month lease, which space is approximately 90% utilized;

           Melbourne, Florida - occupies 1,500 square feet of office space and 1,000 square feet of warehouse space under a lease expiring January 5, 2000, which space is approximately 90% utilized;

           Milpitas, California - occupies 3,000 square feet of office space and 9,405 square feet of warehouse space under a lease expiring April 14, 2002, which space is 90% utilized;

           Orlando, Florida - occupies 4,000 square feet of office space and 6,000 square feet of warehouse space in a facility owned by the Company, which space is approximately 70% utilized;

           Phoenix, Arizona - occupies 1,000 square feet of office space and 11,000 square feet of warehouse space under a lease expiring October 31, 2000, which space is approximately 80% utilized;

           San Diego, California - occupies 2,600 square feet of office space and 19,300 square feet of warehouse space under a lease expiring February 29, 2004, which space is approximately 50% utilized;

           Scottsdale, Arizona - occupies 1,000 square feet of office space and 2,928 square feet of warehouse space under a lease expiring May 31, 2000, which space is approximately 75% utilized;

           W. Conshohocken, Pennsylvania - occupies 2,200 square feet of office and 3,800 square feet of warehouse space under a month to month lease, which space is approximately 66% utilized; and

           Winchester, Massachusetts - occupies 4,000 square feet of office space and 16,000 square feet of warehouse space under a lease expiring March 31, 2000, which space is approximately 90% utilized.

           Total rent expense for the Company amounted to $639,601 in 1998. The aggregate minimum rental commitments under all non-cancelable operating leases for the year ending December 31, 1999 is $941,182.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

           There were no matters submitted to shareholders for a vote during the quarter ended December 31, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

           The Company's common stock is included for quotation on the NASDAQ SmallCap Market under the symbol "QUST".

           The following table sets forth the reported high and low bid quotations of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 Common Stock
                                   ---------------------------------------
                                           High                Low
           1997:
           First Quarter                  $ 6.75             $ 3.25
           Second Quarter                 $ 6.75             $ 4.75
           Third Quarter                  $ 8.44             $ 5.38
           Fourth Quarter                 $10.00             $ 7.13

           1998:
           First Quarter                  $ 9.00             $ 6.13
           Second Quarter                 $ 9.88             $ 6.38
           Third Quarter                  $ 8.25             $ 3.75
           Fourth Quarter                 $ 6.22             $ 3.50

           On March 9, 1999, the Company's common stock as reported on the NASDAQ SmallCap Market system was $4.50 (closing bid price). On that date there were approximately 1,000 holders of record of common stock (including entities which hold stock in street name on behalf of other beneficial owners).

           The Company has not paid any cash dividends on its common stock to date. The Company anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of common stock dividends is within the discretion of the Company's board of directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors, including restrictions under the Company's loan and security agreement with its lenders.

           The Series B Preferred Stock was entitled, as and when declared by the board of directors, to receive, in respect of the two years before the Series B Preferred Stock was converted, an annual dividend per share payable either in cash or shares of common stock, at the option of the Company, equal to $0.115 or 2% of the $5.75 value of the Series B Preferred Stock included in the Units. In March 1998, the board of directors voted to issue 17,344 shares of common stock to the Series B Preferred Stockholders in payment of the first year's dividend and also approved a proposal to accelerate the conversion date of the Series B Preferred Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

For the year ended December 31, 1998 compared with 1997.
--------------------------------------------------------

           The results of operations through December 31, 1998 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL") (formerly named Quest Electronic Hardware, Inc.), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its lithium battery distribution business, Power Components, Inc. (PCI"). QDL includes the operating results of Webb Distribution ("Webb"), and California Fasteners, Inc. ("Calfast"), which were acquired in 1997, and the operating results of Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune") and AFCOM, which were acquired in 1998.

           The Company's revenues for the year ended December 31, 1998 amounted to $56,968,007, which represent a record level of revenues for the Company, compared with $25,710,194 for the year ended December 31, 1997. The significant growth in the Company's revenues in 1998 is primarily attributable to the full year results of Calfast in 1998 and the acquisitions of Fas-Tronics and Fortune during the year, as well as the internal growth of the other QDL branches and the opening of a new QDL branch during the second quarter of 1998. Revenues associated with Calfast, Fas-Tronics and Fortune included in the Company's results for the year ended December 31, 1998 amounted to $37,914,140, compared with revenues associated with Calfast of $12,239,655 included in the Company's results for the year ended December 31, 1997.

           The Company's operating income was $8,279,478 for the year ended December 31, 1998, compared with operating income of $3,302,403 for the prior year. The increase in operating income for the year ended December 31, 1998 compared with the prior year is primarily due to the increased operating income attributable to the acquired businesses, as well as internal growth. In addition, operating income as a percentage of sales improved to 14.5% for the year ended December 31, 1998 from 12.8% for the year ended December 31, 1997, reflecting a 1.7 percentage point improvement in operating expenses as a percentage of sales. This improvement is attributable to the successful integration of the 1997 acquired businesses and the resultant cost savings from the combination of these businesses with the Company.

           Interest expense for the years ended December 31, 1998 and 1997 amounted to $2,709,979 and $513,406, respectively. The increase in interest expense principally reflects the cost of increased borrowings associated with the acquisition of Calfast in September 1997 and the acquisitions of Fas-Tronics and Fortune as of July 1, 1998, as well as borrowings associated with QDL's working capital needs.

           The provision for income taxes for the years ended December 31, 1998 and 1997, respectively, reflects a federal income tax provision at an effective rate of 35% and 35.1%, respectively, and a state income tax provision at an effective rate of 6% and 6.2%, respectively, for the states in which the Company does business.

           Net income for the year ended December 31, 1998 amounted to $3,286,004, compared with net income of $1,637,141 for the prior year. This improvement reflects the increased operating income attributable to the acquired businesses and continued internal growth, partially reduced by increased corporate expenses, interest expense, and income taxes.

           Net income per share and net income per diluted common share reflect deductions for preferred stock dividends, including imputed, non-cash dividends associated with the issuance of the preferred stock. The preferred stock converted into common stock on July 2, 1998, causing the acceleration of the amortization of the imputed dividend as a one-time, non-cash dividend. As a result of this conversion, the common stock into which the preferred stock converted (1,653,125 shares of common stock) is included for two quarters in the weighted average number of common shares outstanding for the year ended December 31, 1998. The effect of this one-time, non-cash dividend is anti-dilutive, accordingly, the presentation of net income per diluted common share is presented on the face of the income statement as the same amount as net income per common share. Excluding the one-time, non-cash preferred stock dividend, net income per diluted common share was $.70 for the year ended December 31, 1998.

Liquidity and Capital Resources
-------------------------------

           At December 31, 1998, the Company had $229,285 in cash and cash equivalents, compared to $875,080 as of December 31, 1997. As of December 31, 1998, the Company had working capital of $22,627,028, compared with working capital of $9,046,826 as of December 31, 1997.

           For the year ended December 31, 1998, the net cash used in the Company's operating activities amounted to $3,067,063, principally reflecting the increases in inventories and receivables, which working capital requirements were funded in part by the profits of the Company and the increases in accounts payable and income taxes payable.

           For the year ended December 31, 1998, the net cash used in the Company's investing activities amounted to $24,398,544, including $23,472,714 of net cash consideration paid in connection with the acquisitions of Fas-Tronics, Fortune, and AFCOM and $600,000 net cash consideration paid in connection with the deferred purchase price of Calfast. The Company also had capital expenditures of $325,830 for the acquisition of fixed assets. The Company does not have significant commitments for capital expenditures as of December 31, 1998 and no significant commitments are anticipated for the next twelve months.

           For the year ended December 31, 1998, the net cash provided by the Company's financing activities amounted to $26,819,812, which consists of $30,000,000 of bank financing associated with the acquisitions of Fas-Tronics and Fortune and the refinancing of existing bank debt, a $5,000,000 note payable to AFCOM, Inc. (subsequently paid with proceeds from bank borrowings), as well as $5,294,519 of bank borrowings under the Company's revolving credit facility, reduced by long-term debt principal payments of $9,583,334, revolving facility repayments of $1,425,000, fees and expenses associated with the bank financing of $2,193,973, principal payments of $79,085 on various capital leases, payments of $37,744 in respect of the exercise of put options and principal payments of $155,571 on notes issued for acquired businesses.

           In connection with the acquisitions of Fas-Tronics and Fortune, the Company entered into a $45,000,000 Loan and Security Agreement with its lenders providing for term debt of $30,000,000 and a revolving facility of $15,000,000. At December 31, 1998, $5,294,519 was outstanding under the revolving facility. Of the remaining amount of the $15,000,000 revolving facility, $9,171,885 was available at December 31, 1998 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate with a minimum rate of interest of 9% per annum. As of March 9, 1999, the interest rate under the revolving facility was 9%. In connection with its acquisition of AFCOM, the Company entered into an amendment to the Loan and Security Agreement in February 1999. The amendment increased the credit facility to $51,000,000, providing for an additional term loan amount of $5,000,000 and an increase in the revolving facility to $16,000,000. In order to secure the obligations of the Company and its subsidiaries under the revolving facility and the related term loan facility of the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of each of its subsidiaries at the date of such agreement and any shares of its subsidiaries in which the Company may thereafter acquire an interest. In addition, the Company and its subsidiaries granted a security interest in substantially all of their assets to the lender.

           The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such additional potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time, other than the definitive agreement dated as of March 11, 1999 with respect to the acquisition of the business and assets of Metro Form Corporation, d.b.a. Olympic Fasteners and Electronic Hardware ("Olympic"). The purchase price for Olympic, which had revenues of $10 million is 1998, is $9 million, consisting of $8 million in cash and the balance in shares of Questron common stock. Additional purchase consideration of up to $1 million may be paid based on future operating results. The acquisition is subject to financing and other customary closing conditions. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meet its obligations through 1999, exclusive of cash requirements associated with any business acquisitions.

Readiness for Year 2000 Compliance
----------------------------------

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

           The Year 2000 issue may affect the Company's internal systems, including information technology ("IT") and non-IT systems. While the Company's IT system is prepared to handle all dating implications associated with the new millennium, the Company's management is presently engaged in an ongoing assessment of the readiness of all its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that it will be successful in identifying and resolving any potential deficiencies in its non-IT systems with respect to the Year 2000 issue by June 1999 and that all such material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, the Company expects to assess its need to create contingency plans during 1999 for certain internal systems in the event management determines that such contingency plans may become warranted.

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

           The Company's management believes the impact of the Year 2000 will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to discern.

Item 7.  Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Questron Technology, Inc.

           We have audited the accompanying consolidated balance sheet of Questron Technology, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questron Technology, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                          ERNST & YOUNG LLP

New York, New York
March 1, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Questron Technology, Inc.

           We have audited the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows of Questron Technology, Inc. and its subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Questron Technology, Inc. and its subsidiaries and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        MOORE STEPHENS, P.C.
                                        Certified Public Accountants


New York, New York
February 24, 1998

                            QUESTRON TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 1998

                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $      229,285
   Accounts receivable, less allowance for
      doubtful accounts of $186,256                                 11,279,876
   Other receivables                                                    70,412
   Inventories                                                      20,972,593
   Other current assets                                                345,814
                                                                --------------
   Total current assets                                             32,897,980

Property and equipment - net                                         2,042,786
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $1,165,977                      37,575,334
Deferred income taxes                                                2,848,497
Other assets                                                         2,360,656
                                                                --------------

      Total assets                                                 $77,725,253
                                                                ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $ 5,328,023
   Accrued expenses                                                  1,415,626
   Income taxes payable                                              1,715,501
   Current portion of long-term debt                                 1,811,802
                                                                 -------------
   Total current liabilities                                        10,270,952
Deferred income taxes payable                                          364,639
Long-term debt                                                      39,285,698
                                                                 -------------
      Total liabilities                                             49,921,289
                                                                 -------------

Commitments and contingencies
Common stock subject to put option agreement
Shareholders' Equity:                                                   339,697
  Common stock, $.001 par value; authorized 20,000,000
     Shares; issued 4,795,175 shares                                      4,795
   Additional paid-in capital                                        39,615,998
   Accumulated deficit                                             (11,801,048)
                                                                  -------------
                                                                     27,819,745
   Less: treasury stock, 11,849 shares of common stock, at cost       (355,478)
                                                                  -------------
   Total shareholders' equity                                        27,464,267
                                                                  -------------

   Total liabilities and shareholders' equity                       $77,725,253
                                                                  =============

                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                        1998                    1997
                                                                                -------------------    ------------------
Revenue:
   Sales                                                                             $56,968,007             $25,667,245
   Fee income                                                                                 --                  42,949
                                                                                -------------------    ------------------
                                                                                      56,968,007              25,710,194
                                                                                -------------------    ------------------

Operating costs and expenses:
   Cost of products and services sold                                                 34,319,326              15,486,763
   Selling, general & administrative expenses                                         13,385,018               6,512,757
   Depreciation and amortization                                                         984,185                 408,271
                                                                                -----------------      ------------------
                                                                                      48,688,529              22,407,791
                                                                                ----------------       ------------------

Operating income                                                                       8,279,478               3,302,403

Interest expense                                                                       2,709,979                 513,406
                                                                                ----------------       ------------------

Income before income taxes                                                             5,569,499               2,788,997
Provision for income taxes                                                             2,283,495               1,151,856
                                                                                ----------------       ------------------

Net income                                                                           $ 3,286,004             $ 1,637,141
                                                                                ================       ==================


Net income                                                                           $ 3,286,004             $ 1,637,141
Deduct: Preferred Stock dividend                                                         165,310                  99,189
              Imputed non-cash Preferred Stock dividend                                1,075,988                 577,137
                                                                                ----------------       ------------------

Net income used in per common share calculation                                      $ 2,044,706             $   960,815
                                                                                ================       ==================

Net income per common share                                                          $       .60             $       .56
                                                                                ================       ==================
Net income per diluted common share                                                  $       .60             $       .47
                                                                                ================       ==================


                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                     Preferred Stock               Common Stock       Additional     Accumulated      Treasury
                               ---------------------------   -------------------
                                  Shares          Amounts      Shares   Amounts     Paid in Capital    Deficit          Stock
                               --------------  -----------   --------- ---------     ---------------  -----------     ---------

Balance -
January 1, 1997                        --      $   --       1,547,333     $1,547     $23,880,069     $(14,806,605)   $(355,478)
Issuance of securities:
  Series IV Warrants issued
     in connection with the
     acquisition of Webb               --          --              --         --          375,000              --            --
Preferred Stock Offering        1,150,000      11,500              --         --        5,623,412              --            --
In connection with
     the acquisition  of IMS           --          --          50,000         50          299,000              --            --
In connection with
     the acquisition of PCI            --          --          50,000         50          349,950              --            --
In connection with the
    acquisition of Calfast             --          --         475,106        475        2,357,956              --            --
Series B Preferred Stock
  dividend                             --          --              --         --               --         (99,189)           --
Imputed non-cash Series B
  Preferred Stock dividend             --          --              --         --               --        (577,137)           --
Accretion of Series B
  Preferred Stock                      --          --              --         --        (577,137)              --            --
Net Income for the Year                --          --              --         --               --       1,637,141            --
                                -----------  ----------  -------------   -------      -----------     -----------      --------
December 31, 1997               1,150,000      11,500       2,122,439      2,122       33,462,524     (13,845,790)     (355,478)
Issuance of securities:
In connection with
     the acquisition  of
Fas-Tronics:                            --          --       421,941         422        1,929,958              --            --
     Common stock                       --          --            --          --          119,500              --            --
     Stock options
In connection with
     the acquisition of Fortune         --          --       518,102         518        2,369,798              --            --
In connection with
     the acquisition of
     the assets of AFCOM                --          --        50,000          50          257,294              --            --
Series B Preferred Stock
  dividend                              --          --            --          --               --        (165,274)           --
Payment of Series B
  Preferred Stock dividend
  in common stock                       --          --        35,583          36          165,274              --            --

Imputed non-cash Series B
  Preferred Stock dividend              --          --            --          --               --      (1,075,988)           --
Accretion of Series B
  Preferred Stock                       --          --            --          --        1,075,988              --            --
Conversion of Series B
  Preferred Stock               (1,150,000)    (11,500)    1,653,125       1,653          (9,847)              --            --
Put Agreement exercised
  by former shareholders
  of Calfast                            --          --       (6,015)         (6)               --              --            --
Put Agreement declined
  by former shareholders
  of Calfast                            --          --           --          --           245,509              --            --
Net Income for the Year                 --          --           --          --                --        3,286,004           --
December 31, 1998               -----------  ---------   ----------  -----------     ------------     -------------    ----------
                                        --          --    4,795,175       $4,795      $39,615,998     $(11,801,048)    $(355,478)
                                ===========  =========   ==========  ===========     ============     =============    ==========


                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                      1998                   1997
                                                                                ----------------        -------------

Cash flows from operating activities:
  Net income                                                                    $   3,286,004           $   1,637,141
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
      Depreciation and amortization                                                   984,185                 408,271
      Provision for doubtful accounts                                                  26,695                  10,702
      Recognition of current year income tax benefit of net operating
        loss carryforward                                                             344,450                 807,053
  Change in assets and liabilities:
     (Increase) in accounts receivable                                             (3,135,956)             (1,265,885)
     Decrease in other receivables                                                      7,321                  43,323
     (Increase) in inventories                                                     (7,331,154)             (1,456,811)
     Decrease in prepaid expenses and other assets                                     71,243                 230,724
     Increase in accounts payable                                                   1,178,292                  73,587
     (Decrease) increase in accrued expenses                                         (194,254)                154,747
     Increase (decrease) in income taxes payable                                    1,514,024                (221,146)
     Increase in deferred income taxes payable                                        182,087                 143,329
                                                                                --------------            ------------
     Net cash (used in) provided by operating activities                           (3,067,063)                565,035
                                                                                --------------            ------------

Cash flows from investing activities:
  Net cash consideration paid for acquired businesses                             (24,072,714)            (12,641,922)
  Acquisition of property and equipment                                              (325,830)               (187,127)
                                                                                --------------            ------------
     Net cash used in investing activities                                        (24,398,544)            (12,829,049)
                                                                                --------------            ------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                                 5,294,519               1,425,000
  Repayment of revolving facilities                                                (1,425,000)             (2,158,387)
  Proceeds from long-term debt                                                     35,000,000              10,000,000
  Repayment of long-term debt                                                      (9,583,334)             (1,791,666)
  Fees and expenses associated with long-term debt financing                       (2,193,973)                      --
  Payments on capital leases                                                          (79,085)                      --
  Payments on exercise of put options                                                 (37,744)                      --
  Proceeds from Convertible Preferred Stock Unit Offering                                   --              6,900,000
  Costs associated with  Convertible Preferred Stock Unit Offering                          --             (1,265,188)
  Payments on notes issued for acquired business                                     (155,571)                (45,065)
                                                                                ---------------           ------------
     Net cash provided by financing activities                                      26,819,812             13,064,694
                                                                                ---------------           ------------

(Decrease) increase in cash and cash equivalents                                      (645,795)               800,680
Cash and cash equivalents at beginning of period                                       875,080                 74,400
                                                                                ---------------           ------------

Cash and cash equivalents at end of period                                       $    229,285             $   875,080
                                                                                ================          ============

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Interest                                                                    $   2,166,687            $   398,904
                                                                                ================          ============
     Income taxes                                                                $     298,367            $    27,400
                                                                                ================          ============

                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

         Questron Technology, Inc. ("Questron" or the "Company") provides inventory logistics management programs and is a value-added distributor of fasteners and other small parts (commonly referred to as "C" inventory items) sold to original equipment manufacturers ("OEM's") throughout the United States through its subsidiary, Questron Distribution Logistics, Inc. ("QDL") (formerly named Quest Electronic Hardware, Inc.). The Company is also a master distributor of fasteners through its subsidiary Integrated Material Systems, Inc. ("IMS"), and a distributor of lithium batteries through its subsidiary Power Components, Inc. ("PCI"). QDL includes the operations of Comp Ware, Inc., d.b.a. Webb Distribution ("Webb"), California Fasteners, Inc. ("Calfast"), Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune") and AFCOM.

Summary of Significant Accounting Policies

         Basis of Presentation - In 1998, the Company acquired Fas-Tronics, Fortune and the business and operating assets of AFCOM, Inc. ("AFCOM") in transactions accounted for under the purchase method of accounting. In 1997, the Company acquired Webb, IMS, PCI and Calfast also in transactions accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the operations of the acquired businesses from their respective dates of acquisition.

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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of Credit Risk - The Company extends credit to its customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers, but routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, believes that its receivable credit risk exposure is limited. Such estimate of the financial strength of customers may be subject to change in the near term. During

                           QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

the years ended December 31, 1998 and 1997, sales to one customer of the Company amounted to approximately $7,660,392 and $2,967,571, respectively, or approximately 13.4% and 11.5% of revenue, respectively. Accounts receivable from this customer amounted to approximately $1,121,125 at December 31, 1998.

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

              Building                                   30 Years
              Furniture and fixtures                      7 Years
              Computer equipment                          5 Years
              Office equipment                            5 Years
              Automobiles                                 5 Years
              Leasehold improvements                      5 Years

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

           Stock Options and Similar Equity Instruments - The Company accounts for stock options and similar equity instruments (collectively "Options") issued to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The exercise price for Options issued to employees and directors equals or exceeds the fair market value of the Company's common stock at the date of grant and, accordingly, no compensation expense is recorded. The fair value method applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions are accounted for based on the fair value of the

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

2.  Earnings Per Share

    Earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

           The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method, which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The following table sets forth the computation of earnings per share and diluted earnings per share for the years ended December 31, 1998 and 1997:


                                                                                    1998                            1997
                                                                                -------------------          ---------------
       Numerator:
                Net income                                                              $ 3,286,004              $ 1,637,141
                Less: preferred stock dividends                                           1,241,298                  676,326
                                                                                -------------------          ---------------

                Numerator for net income per common share                                 2,044,706                  960,815
                   Effect of dilutive securities -
                   Preferred stock dividends                                              1,241,298                  676,326
                                                                                ===================          ==============
                Numerator for net income per diluted common
                   share                                                                $ 3,286,004              $ 1,637,141
                                                                                ===================          ===============
       Denominator:
                Denominator for net income per common share -
                   weighted-average shares                                                3,435,162                1,718,062
                                                                                -------------------          ---------------
                Effect of dilutive securities:
                   Options                                                                   79,693                  125,183
                   Warrants                                                                 374,884                  268,164
                   Convertible preferred stock                                              828,827                1,345,146
                                                                                -------------------          ---------------

                Dilutive potential common shares                                          1,283,404                1,738,493
                                                                                -------------------          ---------------
                Denominator for net income per diluted common
                    share                                                                 4,718,566                3,456,555
                                                                                ===================          ===============

                Net income per common share                                                    $.60                     $.56
                                                                                ====================         ===============

                Net income per diluted common share                                            $.60                     $.47
                                                                                ====================         ===============

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

           Net income per common share and net income per diluted common share for the year ended December 31, 1998 reflect deductions for preferred stock dividends, including imputed, non-cash dividends associated with the issuance of the preferred stock. The preferred stock converted into common stock on July 2, 1998, causing the acceleration of the amortization of the imputed dividend as a one-time, non-cash dividend. As a result of this conversion, the common stock into which the preferred stock converted (1,653,125 shares of common stock) is included for two quarters in the weighted average number of common shares outstanding for the year ended December 31, 1998. The effect of this one-time, non-cash dividend is anti-dilutive, accordingly, the presentation of net income per diluted common share is presented on the face of the income statement as the same amount as net income per common share. Excluding the one-time, non-cash preferred stock dividend, net income per diluted common share was $.70 for the year ended December 31, 1998.

3.  Acquisitions of Distribution Businesses

           Effective as of March 1, 1997, the Company acquired 100% of the stock of Webb, a privately owned distributor of fasteners and related products. The purchase price for Webb consisted of (i) $3,250,000 in cash; (ii) Note A in the amount of $375,000, with principal and interest at the rate of 10% per annum due and payable 18 months from the effective date of the closing; (iii) Note B in the amount of $375,000, with principal and interest at the rate of 10% per annum payable monthly over five years from the effective date of the closing; and (iv) 1,500,000 Series IV Warrants (the "Webb Warrants"), valued at $375,000, issued to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement. In connection with the sale of the Webb Warrants by the majority shareholder of Webb, Note A (as described in (ii) above) was satisfied pursuant to the terms of the Stock Purchase Agreement, effectively resulting in a $375,000 reduction in the cost of the acquisition. The Company accounted for the Webb acquisition using the purchase method of accounting.

           Effective as of June 1, 1997, the Company acquired 100% of the stock of IMS, a privately owned master distributor of fasteners. The purchase price for IMS consisted of (i) 50,000 shares of the Company's common stock, having a market value of $299,050, issued to the stockholders of IMS; (ii) additional cash consideration, in each of the five years from the anniversary of the closing date, based upon the annual pre-tax earnings of IMS, up to a maximum of $300,000 per year (maximum of $1,500,000 over the five years); (iii) 75,000 shares of the Company's common stock, which shares shall be restricted and not earned until the attainment of $500,000 of annual pre-tax income by IMS; and
(iv) options to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share, which options become exercisable in five equal annual installments. In 1998, $51,211 was paid with respect to the first year's additional cash consideration pursuant to (ii) above. The Company has accounted for the IMS acquisition using the purchase method of accounting.

           Effective as of September 1, 1997, the Company acquired the business and net operating assets of PCI, a privately owned distributor of lithium batteries, through a simultaneously acquired wholly-owned subsidiary. The purchase price for PCI consisted of (i) a cash payment of $900,000 plus the

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

assumption of certain liabilities; (ii) 50,000 shares of the Company's common stock, having a market value of $350,000, issued to the shareholders of PCI;
(iii) a promissory note in the amount of $250,000, with 25 equal monthly principal payment installments commencing in April 1998, unless extended, but in no event later than July 1998 and interest payable monthly at the rate of 8% per annum; and (iv) 100,000 shares of the Company's common stock, which shares shall vest during the three calendar years immediately following the Closing, based upon the attainment by PCI of certain pre-tax earnings amounts. In addition, the Company has agreed to pay additional cash consideration, in each of the three calendar years following the closing date, based upon the annual pre-tax earnings of PCI, up to a maximum of $300,000 per year (maximum of $900,000 over the three years). For the first year, the amount of additional cash consideration paid amounted to $5,966. The Company has accounted for the acquisition of PCI using the purchase method of accounting.

           Effective as of September 1, 1997, the Company also acquired 100% of the stock of Calfast, a privately owned distributor of fasteners and related products. The purchase price for Calfast consisted of an initial purchase price and a deferred purchase price. The initial purchase price consisted of (i) a cash payment of $6,594,441; (ii) the assumption of $1,058,712 of debt net of cash on hand; and (iii) 475,106 shares of common stock of the Company, valued at $2,981,288. The former shareholders of Calfast were granted the option to sell 125,896 shares back to the Company on a monthly basis over a five-year period. Of the 125,896 shares, the option to sell 6,015 shares back to the Company was exercised in 1998 and the option was declined on 39,125 shares and 26,637 shares in 1998 and 1997, respectively. The deferred purchase price, as amended, is based upon the earnings before interest and taxes ("EBIT") of Calfast for the year ended December 31, 1998, up to a maximum of $4,295,559, and is payable as follows (i) cash payment of $600,000 paid on April 1, 1998; (ii) cash payment of $450,000 paid on January 4, 1999; (iii) cash payment of 70.9% of the deferred purchase price of $4,295,559 less $600,000 advanced on April 1, 1998 and $450,000 advanced on January 4, 1999 up to a maximum additional payment of $1,995,559 (the "Deferred Cash Consideration"); and (iv) delivery of shares of the Company's common stock, the value of which shall equal the deferred purchase price less the Deferred Cash Consideration up to a maximum of $1,250,000. As a result of the EBIT of the Calfast branches for the year ended December 31, 1998, the maximum amount of $4,295,559 shall be paid to the former shareholders of Calfast. The Company accounted for the Calfast acquisition using the purchase method of accounting.

           Effective as of July 1, 1998, the Company acquired 100% of the issued and outstanding capital stock of Fas-Tronics, a privately owned distributor of fasteners and related products. The purchase price for Fas-Tronics consisted of
(i) $7,422,803 in cash; (ii) 421,941 shares of the Company's common stock, valued at $1,930,380; and (iii) up to $4,000,000 (80% in cash and 20% in shares of the Company's common stock) if Fas-Tronics attains certain earnings targets for the twelve months ending June 30, 1999. The Company has accounted for such acquisition using the purchase method of accounting. In addition, the Company granted to the former shareholders of Fas-Tronics and one key employee options to purchase an aggregate of 50,000 shares of the Company's common stock at $4.58 for five years.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

           Effective as of July 1, 1998, the Company also acquired 100% of the issued and outstanding capital stock of Fortune, a privately owned distributor of fasteners and related products. The purchase price for Fortune consisted of
(i) $9,830,660 in cash; (ii) 518,102 shares of the Company's common stock, valued at $2,370,317; and (iii) up to $2,000,000 (81% in cash and 19% in shares of the Company's common stock) if Fortune attains certain earnings targets for the year ended December 31, 1998. The Company has not yet determined the amount of the purchase price to be paid in respect of the attainment of certain earnings targets for the year ended December 31, 1998. The Company has accounted for such acquisition using the purchase method of accounting.

           Effective as of December 1, 1998, the Company acquired the business and operating assets of AFCOM, a privately owned distributor of fasteners and related products. The purchase price for AFCOM consisted of (i) $5,766,718 in cash; (ii) 50,000 shares of the Company's common stock valued at $257,344; and
(iii) up to $1,500,000 in cash if AFCOM attains certain earnings targets for the year ending December 31, 1999. The Company has accounted for such acquisition using the purchase method of accounting.

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

           The following unaudited pro forma information presents the combined operating results of the Company, Webb, IMS, PCI, Calfast, Fas-Tronics, Fortune and AFCOM, treating the acquired companies as if they were subsidiaries of the Company for the full years ended December 31, 1998 and 1997. The pro forma net income per common share and net income per diluted common share for both 1998 and 1997 assume that all shares of common stock, Series B Preferred Stock and Series IV Warrants of the Company outstanding as of December 31, 1998 were outstanding as of January 1, 1997. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1997 or results which may occur in the future:

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                  Year Ended December 31,
                                                         --------------------------------------------
                                                                1998                     1997
                                                        ---------------------   --------------------

               Sales                                           $ 74,399,173           $ 65,512,088
                                                          -----------------       ----------------

               Operating income                                  11,063,175              8,474,131
                                                          -----------------       ----------------

               Net income                                       $ 3,853,215            $ 2,494,085
                                                          =================       ================

               Net income                                       $ 3,853,215            $ 2,494,085
               Less:
                  Preferred stock dividends                         132,252                132,252
                  Imputed non-cash dividend                         872,625                780,500
                                                          -----------------       ----------------

               Net income used in per
                  common share calculation                      $ 2,848,338            $ 1,581,333
                                                          =================       ================

               Pro forma net income per common share            $       .72            $       .51
                                                          =================       ================

               Pro forma net income per diluted common
                  share                                         $       .72            $       .51
                                                          =================       ================

               Average number of common shares
                  outstanding                                     3,947,073              3,100,633
                                                          =================       ================

               Average number of diluted
                  common shares outstanding                       5,237,236               4,588,060
                                                          =================       =================

           Pro forma net income per common share and pro forma net income per diluted common share for the years ended December 31, 1998 and 1997 reflect deductions for preferred stock dividends, including imputed, non-cash dividends associated with the issuance of the preferred stock. The preferred stock converted into common stock on July 2, 1998, causing the acceleration of the amortization of the imputed dividend as a one-time, non-cash dividend. The effect of this one-time, non-cash dividend is anti-dilutive, accordingly, the presentation of pro forma net income per diluted common share is presented above as the same amount as net income per common share. Excluding the one-time, non-cash preferred stock dividend, pro forma net income per diluted common share was $.74 and $.54 for the years ended December 31, 1998 and 1997, respectively.

           A summary of the allocation of the aggregate consideration paid for the aforementioned acquisitions to the fair market value of the assets acquired and liabilities assumed is as follows:

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

1997 Acquisitions:
-----------------
               Current assets:
                  Accounts receivable                                              $2,250,692
                  Inventories                                                       3,790,199
                  Other                                                               273,293               $ 6,314,184
                                                                        ----------------------

               Property, plant and equipment                                                                    510,466
               Cost in excess of net assets
                  of companies acquired                                                                      14,103,874
               Other assets                                                                                      18,097
                                                                                                   --------------------

                                                                                                             20,946,621
               Current liabilities:
                  Accounts payable and accrued
                     expenses                                                       2,307,151
                  Other                                                             1,367,210                 3,674,361
                                                                        ----------------------     --------------------

               Aggregate consideration paid                                                                $ 17,272,260
                                                                                                   ====================

1998 Acquisitions:
-----------------
               Current assets:
                  Accounts receivable                                              $3,429,937
                  Inventories                                                       5,225,660
                  Other                                                             1,210,186               $ 9,865,783
                                                                        ----------------------

               Property, plant and equipment                                                                    802,506
               Cost in excess of net assets
                  of companies acquired                                                                      20,994,897
               Other assets                                                                                       8,489
                                                                                                   --------------------

                                                                                                             31,571,675
               Current liabilities:
                  Accounts payable and accrued
                     expenses                                                       2,690,325
                  Other                                                               232,086                 2,922,411
                                                                        ----------------------     --------------------

               Aggregate consideration paid                                                                $ 28,749,264
                                                                                                   ====================



4.  Long-Term Debt

           Long-term debt at December 31, 1998 consisted of the following:

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


    Term loan A, due in quarterly  installments beginning March
         31, 1999 through  September  24, 2003,  with  interest
         payable monthly at the prime rate plus
         1.5% with a minimum rate of 9.5%                                                  $ 25,000,000
    Term loan B, due September 24, 2003, with
         interest payable monthly at the prime rate plus
         3% with a minimum rate of 11%                                                        5,000,000
    Amount payable to AFCOM, Inc., funded in
         February  1999 by term loan C, due
         September 24, 2003, with interest payable monthly
         at the prime rate plus 4% with a minimum rate of 12%                                 5,000,000
    Revolving facility, due on September 24, 2003,
         with interest payable monthly at the prime rate
         plus 1.0% with a minimum rate of 9%                                                  5,294,519
    Note payable to seller of Webb, due in equal
          monthly installments through March 4, 2002,
          with interest payable monthly at 10%                                                  264,365
    Note payable to sellers of PCI, due in equal monthly
          installments with interest payable monthly at 8%                                      160,000
    Other, primarily capitalized leases                                                         378,616
                                                                                  ---------------------

                                                                                             41,097,500
      Less installments due within one year                                                   1,811,802
                                                                                  ---------------------

                                                                                           $ 39,285,698
                                                                                  =====================


           In September 1998, the Company entered into a loan and security agreement with its lenders. The agreement provides for a $45,000,000 credit facility consisting of a five-year term loan for $30,000,000 and a $15,000,000 revolving facility. The term loan is divided into two notes: Note A for $25,000,000 and Note B for $5,000,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At December 31, 1998, $5,294,519 was outstanding under the revolving facility. Of the remaining amount of the $15,000,000 revolving facility, $9,171,885 was available at December 31, 1998 for future working capital needs. In each case, the minimum interest rate has been applied to the outstanding balances of the term notes and the revolving facility as of December 31, 1998. In February 1999, the Company entered into an amendment to the loan and security agreement. The amendment increased the credit facility to $51,000,000, providing for a term loan Note C for $5,000,000 and an increase in the revolving facility to $16,000,000.

           In order to secure the obligations under the loan agreement, the Company granted a security interest in substantially all of its assets and the assets of its subsidiaries to the bank. The loan agreement restricts the payments of cash dividends by the Company and certain other payments, limits long-term and short-term borrowings of the Company, and requires that net worth, earnings before interest, taxes, depreciation and amortization (EBITDA), the ratio of senior debt to EBITDA, and the ratio of EBITDA

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

to fixed charges be maintained at certain designated levels by the Company. The Company is in compliance with all such requirements of the loan agreement.

           The aggregate annual maturities of long-term debt, including the loan and security agreement, as amended, for each of the five years in the period ending December 31, 2003 are: 1999-$1,811,802; 2000-$2,773,024; 2001-$3,638,663;
2002-$4,471,753; and 2003-$28,402,257.

5.  Property and Equipment

           Property and equipment at December 31, 1998 consisted of the following:


          Land                                                  $  24,000
          Building                                                341,625
          Furniture and fixtures                                  402,966
          Computer equipment                                    1,280,537
          Office equipment                                        381,192
          Autos and trucks                                        208,292
          Leasehold improvements                                  238,261
                                                    ---------------------
             Total                                              2,876,873
          Less: accumulated depreciation                          834,087
                                                    ---------------------

             Total                                            $ 2,042,786
                                                    =====================

           Depreciation expense related to property and equipment for the years ended December 31, 1998 and 1997 was $367,774 and $167,172, respectively.

6.  Shareholders' Equity

           As of December 31, 1998, the Company was authorized to issue 20,000,000 shares of common stock and 10,000,000 of preferred stock. The outstanding shares of common stock are fully paid and non-assessable.

           On March 10, 1997, the Company completed an offering of 1,150,000 Units (the "Offering") at a price of $6.00 per unit. Each Unit consisted of one share of the Company's Series B Convertible Preferred Stock and one redeemable Series IV Common Stock Purchase Warrant of the Company. A portion of the net proceeds of the Offering ($3,250,000) were used by the Company to acquire Webb. The remaining amount of net proceeds ($2,353,000) was used to repay the outstanding balance on the Company's revolving credit facility ($750,000) and to repay the outstanding balance on Webb's revolving credit facility ($1,000,000), with the remaining balance ($603,000) retained by the Company for working capital.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

           Each share of the Series B Convertible Preferred Stock were converted into 1.4375 shares of the Company's common stock on July 2, 1998. Such conversion ratio represented a 20% discount to the price of the Company's common stock on the day immediately preceding the effective date of the Offering. The amount of such discount, $1,653,125, has been amortized as an imputed non-cash dividend to retained earnings over the period from March 1997 through the date of conversion, July 2, 1998.

           In addition to the 1,150,000 Series IV Warrants issued in connection with the Offering, the Company issued 1,500,000 Series IV Warrants to the majority shareholder of Webb as a down payment under the Stock Purchase Agreement and 1,250,000 Series IV Warrants to the former shareholders of Quest in connection with an exchange agreement. Each of the 3,900,000 Series IV Common Stock Purchase Warrants becomes exercisable on the first anniversary of the effective date of the Offering, is exercisable for the ensuing four years, and entitles the holder to purchase one share of the Company's common stock at $5.75 per share.

           In June 1997, in connection with the acquisition of IMS, the Company issued 50,000 shares of common stock to the former shareholders of IMS. In September 1997, in connection with the acquisitions of PCI and Calfast, the Company issued 50,000 shares of common stock to the former shareholders of PCI and 475,106 shares to the former shareholders of Calfast. In September 1998, in connection with the acquisitions of Fas-Tronics and Fortune, the Company issued 421,941 shares of common stock to the former shareholders of Fas-Tronics and 518,102 shares of common stock to the former shareholders of Fortune. In connection with the acquisition of the business and operating assets of AFCOM, the Company issued 50,000 shares of common stock to the shareholders of AFCOM.

           Of the 475,106 shares of common stock of the Company, the former shareholders of Calfast were granted the option to sell 125,896 shares back to the Company on a monthly basis as follows: for each of the seven months during the period October 1997 through April 1998, an aggregate of 8,879 shares per month valued at $6.275 per share, or $55,714.29 per month, and for each of the 53 months during the period May through September 2002, an aggregate of 1,203 shares per month valued at $6.275 per share, or $7,547.17 per month. During 1998, the former shareholders of Calfast exercised their options on 6,015 shares.

           In 1998, the Company paid a dividend of one preferred share purchase right on each outstanding share of the Company's common stock. The rights are exercisable if a person or group acquires 15 percent or more of the outstanding shares of the Company's common stock or announces or commences a tender offer for 15 percent or more of such shares. When a person or group acquires such 15 percent, each exercisable right will entitle its holder (other than such person or group) to purchase, at the right's then-current exercise price (presently $30), a number of the Company's shares of common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination transaction after a person has acquired 15 percent or more of the Company's outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

number of the acquiring company's shares of common stock having a market value of twice such price. Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's common stock, the rights are redeemable for $.01 per right at the option of the board of directors. The rights do not have voting rights and will expire on November 16, 2008, unless otherwise extended by the Company's board of directors.

7.  Stock Options

1996 Stock Option Plan

           Under the terms of the 1996 Stock Option Plan, as amended (the "1996 Plan"), both incentive and nonqualified stock options for an aggregate of 500,000 shares of the Company's common stock were authorized for grant at prices determined by the board of directors in its discretion. In the case of incentive stock options, which may be granted only to employees of the Company and its subsidiaries, such options are to be granted at prices greater than or equal to fair market value of the shares at date of grant. Options currently outstanding under the 1996 Plan were issued with an exercise price equal to the fair market value of the common stock on the date of grant, have terms of ten years and become exercisable in three equal nine month installments, three equal annual installments or three years from date of grant.

           The transactions under the 1996 Plan during the years ended December 31, 1998 and 1997 are summarized as follows:

                                                                     1998                                   1997
                                                        -----------------------------------  -----------------------------------
                                                                             Average                                Average
                                                                            Exercise                               Exercise
                                                           Shares             Price              Shares              Price
                                                        ----------------- -----------------  -----------------   ---------------

      Options outstanding at beginning
         of year                                              159,450            $ 6.51                   --            $   --
      Granted                                                  10,300              4.80              159,450              6.51
      Exercised                                                    --                --                   --                --
      Canceled                                                (46,500 )            6.63                   --                --
                                                        ----------------- -----------------    ---------------   -------------
      Options outstanding at end of year                      123,250            $ 6.32              159,450            $ 6.51
                                                        ================= =================    ===============   =============

      Prices per share of options outstanding                                    $4.75-                                  $6.00-
                                                                                 $6.63                                   $6.63
                                                                          =================                      =============

      Options exercisable at end of year                       65,500           $ 6.53                   --             $   --
                                                        ================= =================    ===============   =============

      Options available for future grant
         at end of year                                       376,750                                 90,550
                                                        =================                      ===============
      Weighted average remaining
         life of options outstanding                        8.77 Yrs.                               9.70 Yrs
                                                        =================                      ===============

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Performance Options

           In connection with certain business acquisitions, the Company agreed to issue to the former shareholders of such companies acquired, performance options to purchase shares of common stock upon the Company's attainment of certain pre-tax income targets. Such options will be awarded based upon the following pre-tax income levels, with an exercise price equal to the fair market value of the Company's common stock on the date that the options are granted:

                                            Pre-tax Income
          No. of Shares                     Of at least
          -----------------------------     ------------------------------
          166,667                           $2,500,000
          166,667                           $3,500,000
          631,666                           $4,500,000

The Company's pre-tax income for the year ended December 31, 1997 exceeded $2.5 million, accordingly, options to purchase 166,667 shares of common stock of the Company at an exercise price of $7.75 per share were granted. The Company's pre-tax income for the year ended December 31, 1998 exceeded $4.5 million, accordingly, options to purchase 798,333 shares of common stock of the Company at an exercise price of $4.50 per share shall be granted.

Other Options

           In connection with the early termination of a consulting agreement with one of the former shareholders of an acquired company (see Note 12), options to purchase a total of 1,160,500 shares of common stock at an average exercise price of $5.43 were cancelled. In connection with the revised employment agreement of the chief executive officer of the Company, options to purchase 1,100,000 shares of common stock at an exercise price of $4.50 were granted. In connection with the acquisition of IMS, the Company granted to the former shareholders of IMS options to purchase 100,000 shares of common stock at an exercise price of $6.00 per share. Such options vest and become exercisable in five equal annual installments commencing on June 1, 1998. In connection with the acquisition of Fas-Tronics, the Company granted to the former shareholders and one key employee of Fas-Tronics options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $4.50 per share. In connection with the acquisition of the business of AFCOM, the Company granted to one of the former shareholders of AFCOM options to purchase 20,000 shares of common stock at an exercise price of $4.89.

1994 Director Non-qualified Stock Option Plan

Under the terms of the 1994 Director Non-qualified Stock Option Plan, as amended (the "1994 Plan"), options to purchase up to an aggregate of 150,000 shares of the Company's common stock may be

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

granted to non-employee directors of the Company. Under the 1994 Plan, options are to be granted to each eligible director at the rate of 5,000 per year at an exercise price equal to the fair market value of the underlying stock on the date of grant, are immediately exercisable, and have a term of ten years. Transactions under the 1994 Plan during the years ended December 31, 1998 and 1997 were as follows:

                                                                      1998                                  1997
                                                       ----------------------------------   -----------------------------------
                                                                             Average                                Average
                                                                            Exercise                               Exercise
                                                           Shares             Price              Shares              Price
                                                       ----------------  ----------------   ------------------  ---------------

      Options outstanding at beginning
         of year                                               29,000            $ 8.77               12,000           $ 18.01
      Granted                                                  33,000              5.72               23,000              6.27
      Exercised                                                    --                --                   --                --
      Canceled                                                     --                --               (6,000)            17.67
                                                       --------------     -------------       ---------------     ------------
      Options outstanding at end of year                       62,000            $ 7.15               29,000             $8.77
                                                       ==============    ==============       ===============      ===========

      Prices per share of options outstanding                                    $3.88-                                 $3.88-
                                                                                 $24.08                                 $24.08
                                                                          =============                          =============

      Options exercisable at end of year                       62,000            $ 7.15               29,000             $8.77
                                                       ==============     =============      ================    =============

      Options available for future grant
         at end of year                                        88,000                                121,000
                                                       ==============                        ================
      Weighted average remaining
         life of options outstanding                        8.88 Yrs.                               9.16 Yrs
                                                       ==============                        ================

Other

If the Company had accounted for the issuance of all options pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense of $1,031,952 and $1,084,887 for the years ended December 31, 1998 and 1997, respectively, and the Company's net income and net income per share would have been as follows:

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                              1998                          1997
                                                                      ----------------------       ---------------------

           Net income per common share:
           ----------------------------

           Net income used in per common share
               calculation as reported                                          $ 2,044,706                  $  960,815
                                                                      =====================      ======================
           Pro forma net income used in per common
               share calculation                                                $ 1,435,854                  $  323,986
                                                                      =====================      ======================

           Net income per common share as reported                                 $    .60                   $     .56
                                                                      =====================      ======================
           Pro forma net income per share                                          $    .42                   $     .19
                                                                      =====================      ======================

           Net income per diluted common share:
           ------------------------------------
           Net income as reported                                               $ 3,286,004                 $ 1,637,141
                                                                      =====================      ======================
           Pro forma net income                                                 $ 2,677,152                 $ 1,000,312
                                                                      =====================      ======================
           Net income per diluted common share as
                reported                                                           $    .60                   $     .47
                                                                      =====================      ======================
           Pro forma net income per diluted common
                share                                                              $    .42                   $     .19
                                                                      =====================      ======================

           The fair value of options at date of grant was estimated using the fair value based method with the following weighted average assumptions for the years ended December 31, 1998 and 1997:

                                    December 31, 1998        December 31, 1997
                                    -----------------        -----------------

     Expected Life (Years)                 10                        10
     Interest Rate                       5.61%                     6.17%
     Annual Rate of Dividends             --                         --
     Volatility                         49.51%                   106.96%

           The weighted average fair value of options at date of grant using the fair value based method during 1998 and 1997 is estimated at $4.92 and $5.95, respectively.

8.  Retirement Plan

           The Company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan, which is based on a specified percentage of employee contributions, has been charged to selling, general & administrative expenses in the amounts of $76,123 in 1998 and $60,886 in 1997.

           In 1997, the Board of Directors of the Company approved the adoption of a noncontributory employee stock ownership plan which enables all eligible employees to acquire shares of the Company's common stock. Contributions, which are determined by the Board of Directors, are in the form of common stock or cash which is used to purchase the Company's common stock for the benefit of

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

participating employees. The Company accrued $75,000 and $68,000 for the years ended December 31, 1998 and 1997, respectively, to fund the purchase of the Company's common stock pursuant to the plan.

9.  Lease Commitments

           The Company leases certain office and warehouse space under non-cancelable operating leases expiring at various dates through 2016. Rental expenses of all non-cancelable operating leases amounting to $639,601 and $424,176 was charged to operations for the years ended December 31, 1998 and 1997, respectively. Aggregate minimum rental commitments under all non-cancelable operating leases approximate $3,964,129 as of December 31, 1998. Such commitments on annual basis are as follows:

     Years ending December 31,
          1999                                                 $  941,182
          2000                                                    708,026
          2001                                                    499,904
          2002                                                    351,607
          2003                                                    268,407
          2004                                                    123,003
          2005 - 2015 ($96,000 per year)                        1,056,000
          2016                                                     16,000
                                                     ====================
                Total                                         $ 3,964,129
                                                     ====================

10.  Income Taxes

           The provision for income taxes for the years ended December 31, 1998 and 1997 consisted of the following:



                                   1998                          1997
                           ---------------------       ---------------------
   Current
            Federal               $   1,450,861                  $    47,969
            State                       306,097                      153,508
                           --------------------        ---------------------
                                      1,756,958                      201,477
                           --------------------        ---------------------
   Deferred
            Federal                     498,464                      930,969
            State                        28,073                       19,410
                           --------------------        ---------------------
                                        526,537                      950,379
                           --------------------        ---------------------

                                  $   2,283,495                 $  1,151,856
                           ====================        =====================


           SFAS No. 109, "Accounting for Income Taxes" requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards, and a deferred tax liability for all taxable temporary differences. As a result of the acquisitions completed in 1997, principally Webb

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

and Calfast, and the 1997 and expected future combined results of the Company, the valuation allowance associated with the deferred tax asset resulting from net operating loss carryforwards was reduced and a deferred tax asset in the amount of $4,000,000 was reflected on the Company's balance sheet. Since the reduction in such valuation allowance was a direct consequence of the acquisitions made in 1997, such reduction has been accounted for as a reduction of cost in excess of net assets of businesses acquired. At December 31, 1998, the balance of the deferred tax asset relating to the net operating loss carryforwards is $2,848,497, after having been reduced by $344,450, the amount of the benefit related to the 1998 utilization of net operating loss carryforwards. Deferred tax liabilities at December 31, 1998 relate principally to differences in the book and tax basis of long-lived assets.

           A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:



                                                                               Year Ended December 31,
                                                                    -----------------------------------------------
                                                                            1998                      1997
                                                                    ---------------------     ---------------------
     Federal statutory rate                                                      34.0%                     34.0%

     State income taxes                                                           6.0%                      6.2%

     Effect of permanent differences between
        financial statement treatment and tax
        treatment of certain items, primarily
        amortization of goodwill                                                  1.0%                      1.1%
                                                                     =================         =================

     Effective tax rate                                                           41.0%                     41.3%
                                                                     ==================        ==================

           As of December 31, 1998, the amount of the net operating loss carryforwards and their expiration dates are as follows:

                                                             Net
                                                       Operating Loss
     Expiring in Years Ending December 31,              Carryforwards
                                                   ------------------------

       2003                                                   $  1,241,813
       2004                                                      1,100,173
       2005                                                        579,718
       2006                                                        782,129
       2007                                                      2,945,421
       2008                                                      2,336,094
       2009                                                        591,906
       2010                                                        167,497
                                                   ========================

            Total                                             $  9,744,751
                                                   ========================

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

11.  Fair Value of Financial Instruments

           The following table summarizes financial instruments by individual balance sheet accounts at December 31, 1998:

                                            Carrying
                                             Amount                Fair Value
                                       -----------------     ------------------

  Cash and cash equivalents                $  229,285               $  229,285
  Receivables                              11,279,876               11,279,876
  Accounts payable                          5,328,023                5,328,023
  Accrued expenses                          1,415,626                1,415,626
  Current portion of long-term debt         1,811,802                1,811,802
  Long-term debt                           39,285,698               39,285,698

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

12.  Related Party Transactions

           In 1995, the Company entered into a five-year management advisory and consulting agreement with Gulfstream Financial Group, Inc. ("Gulfstream"), of which the chairman, president and chief executive officer of the Company is a 50% owner. Under the terms of such agreement, Gulfstream acted as an advisor and consultant to the Company principally concerning the expansion of the Company's business through the identification of potential acquisition candidates. This agreement was terminated effective March 1, 1999, more than one year prior to its stated expiration. Fees paid to Gulfstream in connection with the agreement amounted to $305,000 and $105,000 for the years ended December 31, 1998 and 1997, respectively. Such fees have been included in the costs of the Company's acquisitions in 1998 and 1997. Gulfstream presently owns 5.4% of the Company's outstanding common stock.

           The Company leases three of its facilities from entities owned by former stockholders of acquired businesses who are now employees of the Company. Rent expense of $153,436 associated with these facilities has been charged to selling, general & administrative expenses for the year ended December 31, 1998. Management believes that the terms of such leases are no less favorable than those which otherwise are available in the market for those facilities.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

           Battle Fowler LLP, the law firm in which Mr. McSherry, a director of the Company, is a partner, provided legal services to the Company during the year ended December 31, 1998 and is expected to continue to provide legal services to the Company in the future.

13.  Contingencies

           The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, settlement of these actions, when ultimately concluded, will not have a material adverse effect on the results of operations, cash flows or the financial condition of the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     (a) As of October 7, 1998, Moore Stephens, P.C. ("Moore Stephens") was terminated as the Company's independent accountant. The Company's new independent accountant is Ernst & Young LLP. The decision to change independent accountants was approved by the Board of Directors on October 7, 1998.

     Moore Stephens' report on the Company's financial statements for each of the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years preceding Moore Stephens' termination, there were no disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused it to make a reference to the subject matter of the disagreement in connection with its report. Furthermore, there were no reportable events during the two most recent fiscal years preceding Moore Stephens' termination arising from Moore Stephens having advised the Company (a) that the internal controls necessary for the Company to develop reliable financial statements do not exist; (b) that information has come to its attention that has led it to no longer be able to rely on management's representations or that has made it unwilling to be associated with financial statements prepared by management; (c)(1) of the need to expand significantly the scope of its audit or that information has come to its attention that if further investigated may either (i) materially impact the fairness or reliability of a previously issued audit report or underlying financial statements or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements and (2) due to Moore Stephens' termination, it did not so expand the scope of its audit or conduct such further investigation; and (d)(1) that information has come to its attention that it has concluded materially impacts the fairness or reliability of either
     (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to its satisfaction, would prevent it from rendering an unqualified audit report on those financial statements) and (2) due to Moore Stephens' termination, the issue has not been resolved to its satisfaction prior to its termination.

     (b) Ernst & Young LLP has been appointed by the board of directors as the new independent accountant to the Company effective October 7, 1998. During the Company's two most recent fiscal years and the subsequent interim period prior to Moore Stephens' termination, the Company did not consult with Ernst & Young LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

     (c) During the interim period from the date of the Company's last audited financial statements to the date hereof, there were no procedures performed by Moore Stephens and the Company is not aware of any disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

A.         Directors and Executive Officers
           --------------------------------

           The directors and executive officers of the Company are set forth herein. All directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. All officers serve at the pleasure of the board of directors, subject to any applicable employment agreements.

Name                                                          Age      Position
----                                                          ---      --------

  Dominic A. Polimeni...................................       52      Chairman, President and Chief Executive Officer

  Robert V. Gubitosi....................................       51      Director

  Milton M. Adler.......................................       71      Secretary, Treasurer and Director

  Frederick W. London...................................       47      Director

  William J. McSherry, Jr...............................       51      Director

  Douglas D. Zadow......................................       41      Vice President and President of Questron
                                                                       Distribution Logistics, Inc.

  Philip W. Schwiebert..................................       60      Vice President and Western Regional Vice
                                                                       President of Questron Distribution Logistics,
                                                                       Inc.

  James W. Taylor.......................................       54      Vice President and President of Integrated
                                                                       Material Systems, Inc.

           Each of the directors of the Company holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. The Company's by-laws currently provide for not less than five directors nor more than twelve directors. Currently, there are five directors of the Company. The by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of the officers or directors of the Company except that Dominic A. Polimeni is the brother-in-law of Robert V. Gubitosi.

           The principal occupation and business experience for each officer and director of the Company for the last five years is as follows:

           Dominic A. Polimeni has been President, Chief Operating Officer and a Director of the Company since March 1995, and Chairman and Chief Executive Officer of the Company since February 1996.

Since September 1997, he has been a director of Nu Horizons, Inc., a publicly held company based in Melville, New York, which is a distributor of electronic components. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. ("Arrow") for four (4) years. He also held several other positions, including general management positions, with Arrow over an eight-year period. Mr. Polimeni has also practiced as a Certified Public Accountant for more than 12 years and was a Partner in the New York office of Arthur Young & Company. Mr. Polimeni is the brother-in-law of Mr. Gubitosi.

           Robert V. Gubitosi has been a Director of the Company since February 1996. Mr. Gubitosi has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of General Partner and Chief Financial Officer of the Securities Groups, a New York investment banking firm and primary dealer of U.S. government securities, with responsibility for the investment banking activities of the firm. In addition, Mr. Gubitosi has held managerial positions at Goldman Sachs & Company and Oppenheimer & Company, and specialized in brokerage accounting and auditing at Haskins & Sells and Touche Ross & Company. Mr. Gubitosi is the brother-in-law of Mr. Polimeni.

           Milton M. Adler has been a Director of the Company since February 1996, Secretary of the Company since October 1993, and Treasurer of the Company since February 1992. Since July 1997, he has been President, Secretary, and Treasurer of Judicate of Philadelphia, Inc., a former subsidiary of the Company. Prior to October 1993, Mr. Adler was employed by Travelco, a travel consulting firm, for more than 18 years in various capacities, the most recent of which was Vice President of Administration. Mr. Adler is a Certified Public Accountant.

           Frederick W. London has been a Director of the Company since April 1998. Mr. London has been Vice President and Deputy General Counsel of Pinkerton's, Inc., a provider of global security solutions based in Westlake Village, California, since February 1998. During the period January 1995 through February 1998, Mr. London was a partner of Gould & Wilkie, a law firm based in New York City. Prior to that, he was a partner of the law firm of Dunnington, Bartholow & Miller, also based in New York City.

           William J. McSherry, Jr. has been a Director of the Company since February 1996. Mr. McSherry has been a partner of Battle Fowler LLP, a law firm with offices in New York City and Los Angeles, since July 1991. Battle Fowler is legal counsel to the Company. Prior to July 1991, Mr. McSherry was a partner in the law firm of Bryan Cave. He is also President and a director of Playtex Marketing Corporation, a privately-owned corporation, and, up to April 1998, served as a trustee and as Deputy Mayor of the Village of Larchmont, State of New York.

           Douglas D. Zadow has been a Vice President of the Company and President of QDL since May 1998 and President of Calfast since May 1995. From 1987 to 1996, he served as President of All-Spec, Inc., a manufacturers representative of fastener products. In 1986, Mr. Zadow served as President of the Southwest Fastener Association.

           Phillip D. Schwiebert has been a Vice President of the Company and Western Regional Vice President of QDL since May 1998. From March 1995 to May 1998, he was President of Quest Electronic Hardware, Inc., which is now QDL. From 1991 to 1995, Mr. Schwiebert served as the Vice President and General Manager of the Fastener Division of Arrow Electronics, Inc. Prior to that, he held the position of Vice President of Connector Marketing for Arrow and Vice President of Marketing for Amphenol, a division of Allied Corporation.

           James W. Taylor has been a Vice President of the Company since May 1998 and President of IMS since its inception in 1997. From 1971 to 1996, he served as Executive Vice President of Semblex Corporation, a manufacturer of fasteners. From 1992 to 1995, Mr. Taylor served as Chairman of the National Fastener Distributor Association and, from 1994 to 1997 he served as one of nine industry representatives on the Public Law Task Force, a federal government committee for fastener regulation.

B.        Compliance with Section 16(a)
          ----------------------------

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

           Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16 (a), and without researching or making any inquiry regarding delinquent Section 16(a) filings, the Company believes that, during the fiscal year ended December 31, 1998, all such reports were filed on a timely basis, other than with respect to Douglas D. Zadow, a Vice President of the Company and President of QDL, who has filed a corrective Form 5 in March 1999 reflecting sales to the Company of 4,570 shares of common stock from October 1998 through December 1998, pursuant to a serial-put agreement dated September 22, 1997, by and between the Company and Mr. Zadow.

Item 10.  Executive Compensation.

           The following Summary Compensation Table sets forth the compensation of the named executive for the periods indicated. No other executive officer of the Company received total annual salary and bonus greater than $100,000 during the periods indicated.


                                                               Annual Compensation
                                       ------------------------------------------------------------------
(a)                                         (b)           (c)         (d)                   (e)
Name and                                                                               Other Annual
Principal Position                         Year          Salary       Bonus          Compensation ($)
------------------                        ------        -------       ------         ----------------

Dominic A. Polimeni                        1998       $182,800           --                    --
  Chairman, President and                  1997       $100,000           --                    --
  Chief Executive Officer                  1996       $100,000           --                    --

Douglas D. Zadow                           1998       $198,000           --                    --
  Vice President and                       1997        $60,000           --                    --
  President of Questron                    1996           --             --                    --
  Distribution Logistics, Inc.

Phillip D. Schwiebert                      1998       $106,000        $62,050                  --
  Vice President and                       1997       $106,000        $63,578                  --
  Western Regional Vice                    1996       $106,000        $56,760                  --
  President of Questron
  Distribution Logistics, Inc.

James W. Taylor                            1998       $156,000           --                    --
  Vice President and                       1997        $91,000           --                    --
  President of Integrated                  1996           --             --                    --
  Material Systems, Inc.

                                                                       Long-Term Compensation
                                                  -------------------------------------------------------
                                                                Awards                            Payouts
                                                 --------------------------------------  ----------------
 (a)                                 (b)               (f)                (g)                 (h)                 (i)
                                                   Restricted         Securities
 Name and                                             Stock           Underlying              LTIP             All other
 Principal Position                  Year          Awards ($)       Options/SARs(#)       Payouts ($)       Compensation ($)
--------------------------           ----          ----------       ---------------       -----------       ----------------
 Dominic A. Polimeni                 1998              --              1,100,000                 --                --
   Chairman, President and           1997              --                     --                 --                --
   Chief Executive Officer           1996              --                     --                 --                --

 Douglas D. Zadow                    1998              --                300,000                 --                --
   Vice President and                1997              --                     --                 --                --
   President of Questron             1996              --                     --                 --                --
   Distribution Logistics, Inc.

 Phillip D. Schwiebert               1998              --                333,333                 --                --
   Vice President and                1997              --                196,667                 --                --
   Western Regional Vice             1996              --                 30,000                 --                --
   President of Questron
   Distribution Logistics, Inc.

 James W. Taylor                     1998              --                 90,000                 --                --
   Vice President and                1997              --                 90,000                 --                --
   President of Integrated           1996              --                     --                 --                --
   Material Systems, Inc.


Employment Agreements

           Dominic A. Polimeni, Chairman, Chief Executive Officer and President of the Company, is a party to a five-year employment agreement with the Company effective July 1, 1998. Under the terms of such employment agreement, the Company has agreed to compensate Mr. Polimeni a regular salary at the rate of $250,000 per annum and incentive compensation of up to $100,000 based upon the attainment of certain operating and earnings targets. Effective March 29, 1999, options to purchase 1,100,000 shares of common stock of the Company at an exercise price of $4.50 per share were awarded to Mr. Polimeni pursuant to the terms of the agreement.

           Mr. Polimeni is a 50% stockholder of Gulfstream Financial Group, Inc. ("Gulfstream"), and shares voting and investment power with respect to the shares of the Company's common stock owned by Gulfstream. Pursuant to a Management Advisory and Consulting Agreement, dated as of November 29, 1994, between the Company and Gulfstream, Gulfstream acted as an advisor and consultant to the Company. Such advisory and consulting services were directed principally at the expansion of the Company's business through the identification of potential acquisition candidates. The agreement was terminated effective March 1, 1999, more than one year prior to its stated expiration and options to purchase 1,160,500 shares of common stock at an average exercise price of $5.43 were cancelled. Fees paid to Gulfstream in connection with the agreement and the termination thereof amounted to $305,000 in 1998 and $105,000 in 1997. Pursuant to a shareholders' agreement, Mr. Polimeni has agreed to share his beneficial ownership of the options received under his employment agreement with the other 50% shareholder of Gulfstream.

           In connection with the acquisition of Calfast, the Company entered into a five-year employment agreement with Douglas D. Zadow, a former shareholder and President of Calfast, effective September 1, 1997. Under the terms of such employment agreement, the Company has agreed to compensate Mr. Zadow with a regular salary at the rate of $200,000 per year and incentive compensation of up to $100,000 based on the attainment of certain operating goals. In addition, upon the attainment of certain earnings targets for the Company, Mr. Zadow is entitled to receive options to purchase up to 300,000 shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Effective March 31, 1999, options to purchase 300,000 shares of common stock at an exercise price of $4.50 per share were awarded to Mr. Zadow pursuant to the terms of the agreement.

           QDL entered into a five-year employment agreement with Phillip D. Schwiebert, its Western Regional Vice President, effective March 31, 1995. Under the terms of such employment agreement, QDL has agreed to compensate Mr. Schwiebert with regular salary at the rate of $106,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $15,000 per quarter. In addition, pursuant to an Exchange Agreement dated November 8, 1996, upon the attainment of certain earnings targets for the Company, Mr. Schwiebert is entitled to receive options to purchase up to 500,000 additional shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant (See Item 11 - "Exchange Agreement"). On February 24, 1998, options to purchase 166,667 shares of common stock of the Company at an exercise price of $7.75 per share were awarded to Mr. Schwiebert. Effective March 31, 1999, options to purchase 333,333 shares of common stock at an exercise price of $4.50 per share were awarded to Mr. Schwiebert pursuant to the terms of the Exchange Agreement.

           In connection with the acquisition of IMS, the Company entered into a five-year employment agreement with James W. Taylor, the former shareholder and President of IMS, effective June 1, 1997. Under the terms of such employment agreement, the Company has agreed to compensate Mr. Taylor with regular salary at the rate of $144,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $14,400 per year. In addition, upon the attainment of certain earnings targets for the Company, Mr. Taylor is entitled to receive options to purchase up to 90,000 shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Effective March 31, 1999, options to purchase 90,000 shares of common stock at an exercise price of $4.50 per share were awarded to Mr. Taylor pursuant to the terms of the agreement.

Option/SAR Grants

           Effective March 29, 1999, pursuant to the terms of the Company's employment agreement with Mr. Polimeni, options to purchase 1,100,000 shares of common stock at an exercise price of $4.50 per share were awarded to Mr. Polimeni. Effective March 31, 1999, pursuant to the terms of the Company's employment agreement with Mr. Zadow, options to purchase 300,000 shares of common stock at an exercise price of $4.50 per share were awarded to Mr. Zadow. Pursuant to the terms of the Exchange

Agreement dated November 8, 1996, Mr. Schwiebert was granted options to purchase 30,000 shares of common stock at $3.75 per share. Effective May 31, 1997, Mr. Schwiebert was granted options to purchase 30,000 shares of common stock at $6.00 per share, such options vest and become exercisable as to 10,000 shares on each of the first three anniversary dates of the date of the grant. Pursuant to the terms of the Exchange Agreement, on February 24, 1998, options to purchase 166,667 shares of common stock of the Company at an exercise price of $7.75 per share were awarded to Mr. Schwiebert and effective March 31, 1999, options to purchase 333,333 shares of common stock at an exercise price of $4.50 per share were awarded to Mr. Schwiebert. Effective March 31, 1999, pursuant to the terms of the Company's employment agreement with Mr. Taylor, options to purchase 90,000 shares of common stock at an exercise price of $4.50 per share were awarded to Mr. Taylor.

           For information relating to warrants issued to Gulfstream, a (company owned by Dominic A. Polimeni and Joan R. Gubitosi) and to Mr. Schwiebert, see
Item 11 - "Exchange Agreement."

Option/SAR Exercises

           Set forth below is information concerning exercises of options during 1998 and the year-end value of unexercised options for the persons named in the Summary Compensation Table:

                    (a)                (b)             (c)                      (d)                                (e)
                                                                           Number of Securities
                                        Shares                             Underlying Unexercised        Value of Unexercised In-the
                                        Acquired                            Options/SAR's at Fiscal           -Money Options/SARs at
                                             on           Value                    Year End (#)                  Fiscal Year End ($)
Name                                    Exercise         Realized          Exercisable/Unexercisable       Exercisable/Unexercisable
-----------                             ---------        --------          -------------------------     ---------------------------


Dominic A. Polimeni
  Chairman, President and
  Chief Executive Officer              --               --                 1,100,000 / --                           --

Douglas D. Zadow
  Vice President and
  President of Questron
  Distribution Logistics, Inc.         --               --                  300,000 / --                            --

Phillip D. Schwiebert
  Vice President and
  Western Regional Vice
  President of Questron
  Distribution Logistics, Inc.         --               --                540,000 / 20,000                       $22,500

James W. Taylor
  Vice President and
  President of Integrated
  Material Systems, Inc.               --               --                108,000 / 72,000                          --

Compensation of Directors

           Other than the 1994 Director Non-Qualified Stock Option Plan described below, the Company does not have a standard policy regarding compensation of members of the board of directors. Other than as reported below, the members of the board of directors did not receive compensation for their services as such during the year ended December 31, 1998.

The 1994 Director Non-Qualified Stock Option Plan

           The 1994 Director Non-qualified Stock Option Plan, as amended (the "1994 Plan"), was approved by shareholders at the annual meeting held June 11, 1998. The 1994 Plan provides for options to purchase an aggregate of 150,000 shares of the Company's common stock that may be granted to non-employee directors of the Company.

           All non-employee directors shall receive an option to purchase 5,000 shares of the common stock of the Company on the first Wednesday of February in each calendar year at an exercise price equal to the fair market value per share of the common stock on that date. In addition, on September 8, 1998 Mr. McSherry was awarded options to purchase 20,000 shares of common stock of the Company at an exercise price equal to the fair market value per share of the common stock on that date and Mr. London was awarded options to purchase 3,000 shares of common stock of the Company at an exercise price equal to the fair market value per share of the common stock on that date. Such options are exercisable immediately for a period of 10 years from date of grant unless terminated earlier pursuant to the terms of the Plan. Under the 1994 Plan, 62,000 options have been granted to date at exercise prices ranging from $3.88 per share to $24.06 per share.

1996 Stock Option Plan

           The 1996 Stock Option Plan, as amended (the "1996 Plan"), was approved by shareholders at the annual meeting held June 11, 1998. Under the 1996 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company and its subsidiaries. The 1996 Plan provides for options to purchase an aggregate of 500,000 shares of the Company's common stock that be granted to employees of the Company and its subsidiaries.

           In 1998 and 1997, the Company granted to its employees options to purchase 10,300 and 159,450 shares of the Company's common stock, respectively. In 1998, options to purchase 46,500 shares of the Company's common stock were cancelled. Options granted were issued with an exercise price equal to the fair market value of the common stock on the date of grant. The options have terms of ten years and become exercisable in three equal nine-month installments, three equal annual installments or three years from date of grant. Accordingly, pursuant to the terms of the 1996 Plan, a total of 376,750 shares of the Company's common stock are reserved and available for distribution as awards under the 1996 Plan.

Employee Stock Ownership Plan

           In 1997, the Board approved the adoption of an Employee Stock Ownership Plan ("ESOP") beginning with the year ended December 31, 1997. In 1998, the Company purchased 14,300 shares in respect of the 1997 contribution to the ESOP. For the year ended December 31, 1998 the Company accrued $75,000 to fund the purchase of additional shares of the Company's common stock pursuant to the ESOP.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

           The following table sets forth certain information, as of March 23, 1999, known to the Company regarding beneficial ownership of the Company's common stock by (i) any holder of more than five percent of the outstanding shares; (ii) the Company's directors; and (iii) all executive officers and directors as a group:


                                                                                                                     % of
                                                                                        Number of Shares of       Common Stock
          Name & Address                            Position With the Company             Common Stock
-------------------------------------    ----------------------------------------  --------------------------     ------------

Dominic A. Polimeni (1)                  Chairman, President and Chief                    2,374,957    (2)       34.51
                                         Executive Officer

Milton M. Adler (1)                      Director, Secretary, and Treasurer                   3,247    (3)       *

Robert V. Gubitosi (1)                   Director                                                --    (4)       --

Frederick W. London (1)                  Director                                             9,000    (5)       *

William J. McSherry, Jr. (1)             Director                                            79,984    (6)        1.65

Douglas D. Zadow                         Vice President and President of                    654,667    (7)       12.88
c/o Questron Distribution                Questron Distribution Logistics, Inc.,
      Logistics, Inc.                    a subsidiary of the Company
         321 N. Central Expressway
         McKinney, TX 75070

Phillip D. Schwiebert (8)                Vice President and Western Regional                903,339    (9)       16.21
c/o Questron Distribution                Vice President of Questron
      Logistics, Inc.                    Distribution Logistics, Inc., a
         386 Railroad Court              subsidiary of the Company
         Milpitas, CA 95035


Gulfstream Financial Group, Inc.                           --                             1,260,273   (10)       21.80
6400 Congress Ave., Suite 200A
Boca Raton, FL 33487

Joan R. Gubitosi (4)                                       --                             2,360,273   (11)       34.30
c/o Gulfstream Financial Group, Inc.
      6400 Congress Ave., Suite 200A
      Boca Raton, FL 33487

Malcolm A. Tallmon                       President and General Manager of                   436,476   (12)        9.12
c/o Fortune Industries, Inc.             Fortune Industries, Inc., a subsidiary
      3408 S. Jones                      of the Company
      Fort Worth, TX 76110

Gregory S. Fitzgerald                    President and General Manager of                   476,475   (13)        9.88
c/o Fas-Tronics, Inc.                    Fas-Tronics, Inc., a subsidiary of the
      4324 Garland Drive                 Company
      Fort Worth, TX 76117

Valerie L. Fitzgerald                    Operations Manager of Fas-Tronics,                 476,475   (13)        9.88
c/o Fas-Tronics, Inc.                    Inc., a subsidiary of the Company
      4324 Garland Drive
      Fort Worth, TX 76117

All officers and directors as a group                                                     4,263,239              53.04
      (eight persons)
----------------------------
*  Less than 1 %


     1. c/o Questron Technology, Inc., 6400 Congress Avenue, Suite 200A, Boca Raton, FL 33487.

     2. Consists of 260,273 shares of common stock and Series IV Warrants to purchase 1,000,000 shares of common stock owned by Gulfstream, and 14,684 shares of common stock owned by Mr. Polimeni and options to purchase 1,100,000 shares of common stock at an exercise price of $4.50 per share that were awarded to Mr. Polimeni pursuant to the terms of his employment agreement. Pursuant to the terms of a Gulfstream shareholder agreement, beneficial interest in such options is shared equally by Mr. Polimeni and Mrs. Gubitosi.

     3.              Includes options to purchase 3,000 shares of common stock.

     4. Mr. Gubitosi's wife, Joan R. Gubitosi, has shared beneficial ownership with Mr. Polimeni of 2,360,273 shares of common stock (see Footnote 11). Mr. Gubitosi disclaims beneficial ownership of such shares.

     5. Consists of 500 shares of common stock, Series IV Warrants to purchase 500 shares of common stock and options to purchase 8,000 shares of common stock.

     6.              Includes   5,984  shares  of  common  stock  owned  by  Mr.
                     McSherry, options to purchase 43,000 shares of common stock and Series IV Warrants to purchase 31,000 shares of common stock. These amounts do not include 7,900 Series IV Warrants, 2,500 Series IV Warrants and 886 shares of common stock owned by his two adult sons, as to which Mr. McSherry disclaims beneficial ownership.

     7. The 654,667 shares reported above include 48,807 shares subject to a serial put agreement dated September 22, 1997, which gives Mr. Zadow the option to sell the shares to the Company on a monthly basis during the five year period ending September 22, 2002 for a price of $6.275 per share, and options to purchase 300,000 shares of common stock at an exercise price of $4.50 per share that were awarded to Mr. Zadow effective March 31, 1999 pursuant to the terms of his employment agreement.

     8.              Pursuant  to the  terms  of  the  Exchange  Agreement,  Mr.
                     Schwiebert is entitled to receive options to acquire additional shares of common stock upon the attainment of certain earnings targets for the Company in any fiscal year up to and including fiscal year 2001 as follows: options to purchase 166,667 shares of common stock if pre-tax income is at least $2,500,000, options to purchase an additional 166,667 shares of common stock if pre-tax income is at least $3,500,000, and options to purchase an additional 166,667 shares of common stock if pre-tax income is at least $4,500,000. On February 24, 1998, options to purchase 166,667 shares of common stock of the Company at an exercise price of $7.75 per share were awarded to Mr. Schwiebert and options to purchase 333,333 shares of common stock at an exercise price of $4.50 per share were awarded effective March 31, 1998 to Mr. Schwiebert pursuant to the terms of the Exchange Agreement.

     9. The shares reported above consist of 113,339 shares owned by Mr. Schwiebert, options to purchase 540,000 shares of common  stock and Series IV Warrants  to  purchase  250,000 shares of common stock. These amounts do not include options to purchase 20,000 shares of common stock at $6.00 per share granted effective May 31, 1997, which vest and become exercisable as to 10,000 shares on each of the second and third anniversary dates of the date of the grant. Also see footnote 8.

     10. Consists of 260,273 shares of common stock and Series IV Warrants to purchase 1,000,000 shares of common stock. Joan
                     R. Gubitosi and Dominic A. Polimeni are executive officers and the stockholders of Gulfstream and share voting and investment power with respect to the shares owned by Gulfstream.

     11.             Consists  of  260,273  shares  and  Series IV  Warrants  to purchase 1,000,000 shares of common stock owned by Gulfstream, and options to purchase 1,100,000 shares of common stock, at an exercise price of $4.50 per share, in which beneficial interest is shared equally by Mrs. Gubitosi and Mr. Polimeni pursuant to a Gulfstream shareholder agreement.

     12. The 436,476 shares of common stock owned by Mr. Tallmon were issued by the Company as partial consideration in connection with the acquisition of Fortune Industries, Inc.

     13.             Of the 476,475  shares of common stock owned jointly by Mr.
                     and Mrs. Fitzgerald, 421,941 shares and options to purchase 40,000 shares of common stock were issued by the Company as partial consideration in connection with the acquisition of Fas-Tronics, Inc. In addition, Mr. and Mrs. Fitzgerald purchased 14,534 shares of common stock in open market transactions.

Exchange Agreement

           In connection with the Webb acquisition and the related Offering of Units, Gulfstream and Philip D. Schwiebert, shareholders of the Company, entered into an Exchange Agreement dated as of November 8, 1996 (the "Exchange Agreement") pursuant to which Gulfstream and Schwiebert agreed to exchange their rights to receive warrants to purchase up to 10% and 5%, respectively, of the common stock outstanding as of March 31, 1995. Based upon the number of shares of common stock outstanding on such date (after giving effect to the exercise of all the outstanding options and warrants), the foregoing represented the right of Gulfstream and Schwiebert to acquire up to 264,172 and 132,086 shares of common stock, respectively, at $1.00 per share.

           The board of directors deemed it desirable to enter into the Exchange Agreement by reason of the fact that the rights previously granted to Gulfstream and Schwiebert would have resulted in substantial charges to the Company's earnings by reason of accounting rules now in effect and would have resulted in substantial dilution to the other stockholders. Under the options, warrants and rights granted under the Exchange Agreement, no charge to earnings should result as a result of their being exercisable at the fair market value at the date of grant in lieu of $1.00 per share. In addition, pursuant to the Exchange Agreement the Company substantially increased the pre-tax income targets needed to earn certain of the awards from $1.4 million, $1.8 million, $2.2 million and $2.6 million to $2.5 million, $3.5 million and $4.5 million. Under the prior arrangements, one half of the awards would have been earned upon completion of the acquisition of Webb, thereby resulting in a substantial charge to earnings and substantial dilution to stockholders. Under the Exchange Agreement, no awards which are conditioned on meeting the pre-tax income targets set forth below will be earned until the $2.5 million pre-tax income target is met or exceeded. Finally, although Gulfstream and Mr. Schwiebert have the opportunity to earn a substantially greater number of shares, the amount of consideration which will have to be paid for such shares has substantially increased as well. Based upon current market prices, the price to be paid per share acquired will have increased under the Exchange Agreement from $1.00 to at least $3.75.

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
                               Stock for a per share exercise price equal to $3.75; and

                          2) Series IV Warrants to acquire 250,000 shares of Common Stock.

           In addition, Gulfstream and Schwiebert will be entitled to receive options to acquire additional shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant if the pre-tax income targets set forth below are met or exceeded in any fiscal year up to and including fiscal year 2001:


                               No. of Additional
   No. of Additional              Schwiebert
   Gulfstream Shares                Shares               Pre-tax Income at Least
----------------------       ----------------------      -----------------------
        333,333                  166,667                    $2,500,000
        333,333                  166,667                    $3,500,000
        333,334                  166,668                    $4,500,000

           The Company's pre-tax income for the year ended December 31, 1997 exceeded $2.5 million, accordingly, pursuant to the terms of the Exchange Agreement, on February 24, 1998, options to purchase 333,333 shares of Common Stock of the Company at an exercise price of $7.75 per share were granted to Gulfstream and options to purchase 166,667 shares of Common Stock of the Company at an exercise price of $7.75 per share were granted to Schwiebert. The Company's pre-tax income for the year ended December 31, 1998 exceeded $4.5 million, accordingly, options to purchase 333,333 shares of common stock of the Company at an exercise price of $4.50 were granted to Schwiebert effective March 31, 1999. Effective March 1, 1999, the Company and Gulfstream agreed to cancel all the Gulfstream options earned and to be earned pursuant to the terms of the Exchange Agreement. Accordingly, options awarded to Gulfstream, on November 8, 1996, to acquire 120,000 shares of common stock at an exercise price of $3.75 per share and options awarded to Gulfstream, on February 24, 1998, to purchase 333,333 shares of common stock at an exercise price of $7.75 per share have been cancelled.

Item 12.  Certain Relationships and Related Transactions.

           Pursuant to a Management and Advisory Consulting Agreement, the Company agreed to compensate Gulfstream for advisory and consulting services. This agreement, which can be terminated by either party on 90 days notice, was to expire on March 31, 2000. The agreement, was terminated effective March 1, 1999, more than one year prior to its stated expiration. Fees paid to Gulfstream in connection with the agreement and the termination thereof amounted to $305,000 in 1998 and $105,000 in 1997.

           Battle Fowler LLP, the law firm in which Mr. McSherry, a director of the Company, is a partner, provided legal services to the Company during the year ended December 31, 1998 and is expected to continue to provide legal services to the Company in the future.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Financial Statements and Exhibits.

           1. The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

           2.  See Index to Exhibits on page 68.


     (b)  Report on Form 8-K.

               Date of Report
               (Date of Earliest Event Reported)           Item Reported
               ---------------------------------           ---------------------------------------------------
               October 8, 1998                             Acquisition of fastener distributors; included pro
               (amended December 8, 1998)                  forma  combined  statement  of  operations  for the
                                                           Company,  Fas-Tronics, Inc. and Fortune Industries,
                                                           Inc.,  for the six months  ended June 30,  1998 and
                                                           for the year ended  December 31, 1997,  and audited
                                                           balance  sheet  at  December  31,1997  and  audited
                                                           statements of operations,  stockholders equity, and
                                                           cash flows for the year ended December 31, 1997 for
                                                           Fas-Tronics, Inc. and Fortune Industries, Inc.

                            QUESTRON TECHNOLOGY, INC.
                                      INDEX
                             TO FINANCIAL STATEMENTS

                                  (Item 13 (a))


                                                                           Page

Report of Independent Auditors covering consolidated financial statements
   at December 31, 1998 and for the year then ended                          24

Report of Independent Auditors covering consolidated financial statements
   for the year ended December 31, 1997                                      25

Consolidated Balance Sheet as of December 31, 1998                           26


For the years ended December 31, 1998 and 1997:

          Consolidated Statement of Operations                               27

          Consolidated Statement of Changes in Stockholders' Equity          28

          Consolidated Statement of Cash Flows                               29


Notes to Consolidated Financial Statements at December 31, 1998 and
   1997 and for the years then ended                                         30

                                   SIGNATURES

           In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QUESTRON TECHNOLOGY, INC.

                                             By:  /s/  Dominic A. Polimeni
                                                  ------------------------
                                                  Dominic A. Polimeni,
                                                  Chairman, President and Chief
                                                  Executive Officer

                                                Date:      March 31, 1999

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999:

(1)  Principal Executive Officer:     (3)  A Majority of the Board of Directors:

      /s/  Dominic A. Polimeni              /s/  Milton M. Adler
      ------------------------              --------------------
      Dominic A. Polimeni,                  Milton M. Adler, Director
       Chief Executive Officer
                                            /s/  Robert V. Gubitosi
                                            -----------------------
                                            Robert V. Gubitosi, Director

(2)  Principal Financial and Accounting     /s/  Frederick W. London
                                            ------------------------
      Officer:                              Frederick W. London, Director

      /s/  Milton M. Adler                  /s/  William J. McSherry, Jr.
     -----------------------------          -----------------------------
     Milton M. Adler, Treasurer             William J. McSherry, Jr., Director

                                            /s/  Dominic A. Polimeni
                                            ------------------------
                                            Dominic A. Polimeni, Director

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   EXHIBITS TO
                                   FORM 10-KSB


(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934 (Fee Required)

                       For the fiscal year ended December 31, 1998
                                                 ------------------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934 (No Fee Required)

                       For the transition period from             to
                                                      -----------    -----------
                       Commission file number 0-13324
                                              -------
                            QUESTRON TECHNOLOGY, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                                Delaware                                                         23-2257354
-------------------------------------------------------------------------         ----------------------------------------------
     (State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification Number)

            6400 Congress Avenue, Suite 200A, Boca Raton, FL                                       33487
-------------------------------------------------------------------------         ----------------------------------------------
               (Address of principal executive offices)                                          (Zip Code)

Issuer's telephone number:  (561) 241 - 5251
                            ----------------

INDEX TO EXHIBITS
-----------------

           The following exhibits are filed as part of this Annual Report on Form 10-KSB:

3.0 Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (File No. 0-13324).

3.1 Certificate of Amendment, dated March 20, 1985, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit
           4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

3.2 Certificate of Amendment, dated June 9, 1989, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit
           4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

3.3 Certificate of Correction, dated May 17, 1991, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit
           4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

3.4 Certificate of Amendment, dated December 20, 1993, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

3.5 Certificate of Correction, dated December 22, 1993, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit
           3.3 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

3.6 Certificate of Correction, dated July 19, 1994, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit
           4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

3.7 Certificate of Amendment, dated April 2, 1996, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit
           3.5 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

3.8 Certificate of Amendment, filed December 31, 1996, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit
           3.10 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

3.9 By-Laws of the Company, incorporated by reference to Exhibit 3b(ii) to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (File No. 0-13324).

3.10       Amendment  to By-Laws of the  Company,  incorporated  by reference to
           Exhibit 3.4 of the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1992 (File No. 0-13324).

4.0        Specimen  Common  Stock  Certificate,  incorporated  by  reference to
           Exhibit 4.0 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

4.1        Form of Series IV Warrant  Agreement,  incorporated  by  reference to
           Exhibit 4.3 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

4.2 Form of Series III Warrant Agreement, dated as of November 7, 1994, incorporated by reference to Exhibit 10.22 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

4.3        Form of Underwriters'  Purchase Option,  incorporated by reference to
           Exhibit 4.5 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

4.4 Stock Purchase Warrant Certificate for Purchase of Common Stock of Questron Technology, Inc., incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

4.5 Amended Certificate of Designation Establishing Series of Preferred Stock of Questron Technology, Inc., incorporated by reference to
           Exhibit 4.7 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 filed with the Securities and Exchange Commission on May 15, 1998 (File No. 0-13324).

4.6 Registration Rights Agreement, dated as of September 24, 1998, by and between the Company and the persons listed on Schedule A thereto, incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

4.7 Certificate of Designation of Series A Junior Participating Preferred Stock of Questron Technology, Inc., incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-13324).

10.1 The Company's 1994 Director Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.28 of the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

10.2       Employment   Agreement,   dated  March  29,  1999  between   Questron
           Technology, Inc. and Dominic A. Polimeni.

10.3 Employment Agreement, dated November 29, 1994, between Quest Electronic Hardware, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.4 Management Advisory and Consulting Agreement, dated as of November 29, 1994, between Gulfstream Financial Group, Inc. and the Company, incorporated by reference to Exhibit 10.26 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.5 Termination of Management Advisory and Consulting Agreement, dated as of March 1, 1999, between Gulfstream Financial Group, Inc. and the Company.

10.6 Waiver, dated as of March 31, 1995, by Gulfstream Financial Group, Inc. and Philip D. Schwiebert, incorporated by reference to Exhibit
           10.27 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.7 Share Acquisition Agreement, dated as of November 29, 1994, by and among Gulfstream Financial Group, Inc., Phillip D. Schwiebert, Quest Electronic Hardware, Inc. and the Company, incorporated by reference to Exhibit 10.28 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.8 Purchase of Assets Agreement, dated as of November 29, 1994, between Quest Electronic Hardware, Inc. and Arrow Electronics, Inc., incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.9 Common Stock Purchase Option, dated as of March 31, 1995, for Biltmore Securities, Inc., incorporated by reference to Exhibit 10.35 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

10.10 Letter agreement, dated December 29, 1995, between the Company and Stephen J. Drescher, incorporated by reference to Exhibit 10.28 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

10.11 Letter agreement, dated December 29, 1995, between the Company and Paul L. Burton, incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

10.12 1996 Stock Option Plan, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

10.13 Exchange Agreement, dated November 8, 1996 by and among the Company, Gulfstream Financial Group, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

10.14 Stock Purchase Agreement dated as of December 16, 1996 relating to Webb Distribution, Inc., incorporated by reference to Exhibit 2.0 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

10.15      Form of Underwriting Agreement,  incorporated by reference to Exhibit
           2.0 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

10.16 Stock Option Grant Agreement between the Company and Gulfstream Financial Group, Inc. made as of November 8, 1996, incorporated by reference to Exhibit 10.20 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (File No. 0-13324).

10.17 Stock Option Grant Agreement between the Company and Phillip D. Schwiebert made as of November 8, 1996, incorporated by reference to
           Exhibit 10.20 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (File No. 0-13324).

10.18 Stock Purchase Agreement between Questron Technology, Inc. and the shareholders of California Fasteners, Inc. dated August 29, 1997, incorporated by reference to Exhibit 2.0 to the Company's Form 8-K, filed October 7, 1997 (File No. 0-13324).

10.19 Serial Put Agreement between Questron Technology, Inc. and Douglas D. Zadow and Terry Bastian dated September 22, 1997, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed October 7, 1997 (File No. 0-13324).

10.20 Stock Purchase Agreement, dated as of June 12, 1998, by and between the Company, Fortune Industries, Inc. and the Stockholders of the Company listed on Schedule 1.1 thereto (the "Fortune Stock Purchase Agreement"), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

10.21 Stock Purchase Agreement, dated as of June 12, 1998, by and between the Company, Gregory Fitzgerald, Valerie Fitzgerald and Fas-Tronics, Inc. (the "Fas-Tronics Stock Purchase Agreement"), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

10.22 Letter Agreement, dated July 29, 1998, by and between the Company, Fortune Industries, Inc. and the Stockholders listed on Schedule 1.1 to the Fortune Stock Purchase Agreement, incorporated by reference to
           Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

10.23 Letter Agreement, dated July 29, 1998 by and between the Company, Gregory Fitzgerald, Valerie Fitzgerald and Fas-Tronics, Inc., incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 1998 (File No. 0-13324).

10.24 Second Amendment to the Fas-Tronics Stock Purchase Agreement, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

10.25 Second Amendment to the Fortune Stock Purchase Agreement, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

10.26 Rights Agreement, dated as of October 23, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 1998 (File No. 0-13324).

10.27 Loan and Security Agreement, dated as of September 24, 1998, by and among the Company, Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., California Fasteners, Inc., Comp Ware, Inc., Fas-Tronics, Inc., Fortune Industries, Inc., each of the signatures which is a signatory thereto, Congress Financial Corporation (Florida), as administrative agent, and Madeleine L.L.C., as collateral agent, incorporated by reference to
           Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-13324)

10.28      Amendment  Number  One to the  Loan  and  Security  Agreement,  dated
           November 2, 1998, by and among the Company, Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., California Fasteners, Inc., Comp Ware, Inc., Fas-Tronics, Inc., Fortune Industries, Inc., each of the signatures which is a signatory thereto, Congress Financial Corporation (Florida), as administrative agent and Madeleine L.L.C., as collateral agent, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-13324).

10.29 Termination of Management Advisory and Consulting Agreement, made effective as of March 1, 1999, between Gulfstream Financial Group, Inc. and Questron Technology, Inc.

10.30 Employment Agrement, dated March 29, 1999, between Questron Technology, Inc. and Dominic A. Polimeni.

21.1       Subsidiaries of the Company, as amended.

23.1       Consent of Ernst & Young L.L.P., dated March 29, 1999.

23.2       Consent of Moore Stephens, P.C., dated March 29, 1999.