Form 10-Q
period 1999-03-31
QUESTRON TECHNOLOGY INC
filed 1999-05-17
CIK 732152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                ------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------------------


Commission file number 0-13324
                       ---------------------------------------------------------


                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               23-2257354
----------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation         (I.R. S. Employer
                or organization)                      Identification No.)

             6400 Congress Avenue, Suite 200A, Boca Raton, FL 33487
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (561) 241 - 5251
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     -------          -------

           As of May 10, 1999, there were 5,057,495 shares of the issuer's Common Stock outstanding.

                            QUESTRON TECHNOLOGY, INC.

                                      INDEX

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involves certain risks and uncertainties. The Company's actual results in future periods may be materially different from any future performance anticipated herein. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. In the context of forward-looking information provided in this Quarterly Report on Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

                                                                                                                   Page No.
                                                                                                               -----------------
PART I.            Financial Information
          Item 1.  Financial Statements

                              Consolidated Balance Sheet -

                              At March 31, 1999  (unaudited) and December 31, 1998                                    3

                              Consolidated Statement of Income  (unaudited) -
                              Three Months Ended March 31, 1999 and 1998                                              4

                              Consolidated Statement of Cash Flows (unaudited) -
                              Three Months Ended March 31, 1999 and 1998                                              5

                              Notes to Consolidated Financial Statements                                            6 - 8

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                    9 - 12

          Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                          12

PART II.           Other Information                                                                                  13

          Item 1.  Legal Proceedings                                                                                  13

          Item 2.  Changes in Securities and Use of Proceeds                                                          13

          Item 3.  Defaults Upon Senior Securities                                                                    13

          Item 4.  Submission of Matters to a Vote of Security Holders                                                13

          Item 5.  Other Information                                                                                  13

          Item 6.  Exhibits and Reports on Form 8-K                                                                   13

Signature Page                                                                                                        14

                          PART I - FINANCIAL NFORMATION

Item 1.    Financial Statements

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                MARCH 31, 1999 (unaudited) AND DECEMBER 31, 1998

                                                                ASSETS

                                                                                     March 31,            December 31,
                                                                                        1999                  1998
                                                                                ---------------------  --------------------
Current assets:
   Cash and cash equivalents                                                         $     1,231,586         $     229,285
   Accounts receivable, less allowance for
      doubtful accounts of  $186,256                                                      12,001,770            11,279,876
   Other receivables                                                                         243,610                70,412
   Inventories                                                                            23,212,218            20,972,593
   Other current assets                                                                      525,200               345,814
                                                                                ---------------------  --------------------

Total current assets                                                                      37,214,384            32,897,980

Property and equipment - net                                                               1,994,860             2,042,786
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $1,419,823 and $1,165,977, respectively               37,705,021            37,575,334
Deferred income taxes                                                                      2,762,384             2,848,497
Other assets                                                                               2,687,774             2,360,656
                                                                                =====================  ====================

      Total assets                                                                   $    82,364,423         $  77,725,253
                                                                                =====================  ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $     5,592,946         $   5,328,023
   Accrued expenses                                                                        1,323,531             1,415,626
   Income taxes payable                                                                      150,039             1,715,501
   Current portion of long-term debt                                                       1,685,000             1,811,802
                                                                                ---------------------  --------------------

Total current liabilities                                                                  8,751,516            10,270,952
Deferred income taxes payable                                                                317,890               364,639
Long-term debt                                                                            44,788,143            39,285,698
                                                                                ---------------------  --------------------

      Total liabilities                                                                   53,857,549            49,921,289
                                                                                ---------------------  --------------------
Commitments and contingencies
Common stock subject to put option agreement                                                 317,051               339,697
Shareholders' Equity:
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 4,792,769 shares in 1999 and 4,795,175 in 1998                             4,791                 4,795
   Additional paid-in capital                                                             39,610,412            39,615,998
   Accumulated deficit                                                                   (11,069,902)          (11,801,048)
                                                                                ---------------------  --------------------
                                                                                          28,545,301            27,819,745
   Less: Treasury stock, 11,849 shares,  at cost                                            (355,478)             (355,478)
                                                                                ---------------------  --------------------

Total shareholders' equity                                                                28,189,823            27,464,267
                                                                                ---------------------  --------------------

Total liabilities and shareholders' equity                                           $    82,364,423         $  77,725,253
                                                                                =====================  ====================

                 See notes to consolidated financial statements.



                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                ------------------------------------------

                                                                                       1999                   1998
                                                                                --------------------  ---------------------

Sales                                                                                   $19,304,486            $10,400,966
                                                                                --------------------  ---------------------

Operating costs and expenses:
   Cost of products sold                                                                 11,815,652              6,181,350
   Selling, general & administrative expenses                                             4,676,636              2,490,567
   Depreciation and amortization                                                            368,948                163,600
                                                                                --------------------  ---------------------
                                                                                         16,861,236              8,835,517
                                                                                --------------------  ---------------------

Operating income                                                                          2,443,250              1,565,449

Interest expense                                                                          1,251,952                281,375
                                                                                --------------------  ---------------------

Income before income taxes                                                                1,191,298              1,284,074
Provision for income taxes                                                                  488,432                526,470
                                                                                --------------------  ---------------------

Net income                                                                                $ 702,866              $ 757,604
                                                                                ====================  =====================

Net income                                                                                $ 702,866              $ 757,604
Deduct: Preferred Stock dividend                                                                 --                 33,063
              Imputed non-cash Preferred Stock dividend                                          --                197,769
                                                                                ====================  =====================

Net income used in per common share calculation                                           $ 702,866              $ 526,772
                                                                                ====================  =====================


Net income per common share                                                                    $.14                   $.25
                                                                                          ==========            ===========
Net income per diluted common share                                                            $.14                   $.16
                                                                                          ==========            ===========

Average number of common shares outstanding                                               5,008,172              2,115,793
                                                                                ====================  =====================

Average number of diluted common shares outstanding                                       5,080,338              4,716,440
                                                                                ====================  =====================



                 See Notes to Consolidated Financial Statements.



                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                      March 31,                 March 31,
                                                                                        1999                       1998
                                                                                ------------------------  ------------------------
Cash flows from operating activities:
  Net income                                                                         $    702,866               $    757,604
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                       368,948                    163,600
      Recognition of current year income tax benefit of net
        operating loss carryforward                                                        86,113                     57,536
  Change in assets and liabilities:
     Increase in accounts receivable                                                     (721,894)                  (919,615)
     Increase in other receivables                                                       (173,198)                   (23,017)
     Increase in inventories                                                           (2,239,625)                  (861,993)
     Increase in accounts payable                                                         264,923                    788,571
     Decrease in accrued expenses                                                         (92,095)                  (124,589)
     (Decrease) increase in income taxes payable                                       (1,565,462)                   241,603
     (Decrease) increase in deferred income taxes                                         (46,749)                    66,925
     Increase in other assets                                                            (506,504)                   (94,993)
                                                                                --------------------  ------------------------

     Net cash (used) provided by operating activities                                  (3,922,677)                    51,632
                                                                                --------------------  ------------------------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                                      (373,479)                  (600,000)
  Acquisition of property and equipment                                                   (54,541)                  (407,326)
                                                                                --------------------  ------------------------
     Net cash used for investing activities                                              (428,020)                (1,007,326)
                                                                                --------------------  ------------------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                                     5,656,412                  1,340,000
  Repayment of long-term debt                                                            (200,000)                  (416,667)
  Repayment of revolving facilities                                                            --                   (525,000)
  Proceeds from capital lease for computer system                                              --                    371,228
  Payments on capital leases                                                              (33,330)                   (29,308)
  Payments in respect of exercise of put options                                          (22,646)                        --
  Payments on note issued for acquired business                                           (47,438)                   (18,535)
                                                                                --------------------  ------------------------
     Net cash provided by financing activities                                          5,352,998                    721,718
                                                                                --------------------  ------------------------

Increase (decrease) in cash and cash equivalents                                        1,002,301                   (233,976)
Cash and cash equivalents at beginning of period                                          229,285                    875,080
                                                                                ====================  ========================

Cash and cash equivalents at end of period                                          $   1,231,586               $    641,104
                                                                                ====================  ========================




                 See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Note 1.    Basis of presentation.

           The accompanying unaudited consolidated financial statements include the accounts of Questron Technology, Inc. (the "Company") and its subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the Securities and Exchange Commission's instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated balance sheet as of December 31, 1998 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Note 2.    Earnings per share.

           The following table sets forth the calculation of net income per common share and net income per diluted common share:


                                                                                           For the three months ended
                                                                                ---------------------------------------------------
                                                                                    March 31, 1999             March 31, 1998
                                                                                -------------------------  ------------------------
        Numerator:
               Net income                                                                     $  702,866                $  757,604
               Less: preferred stock dividends                                                        --                   230,832
                                                                                -------------------------  ------------------------
               Numerator for net income per common share                                         702,866                   526,772
                  Effect of dilutive securities -
                  Preferred stock dividends                                                           --                   230,832
                                                                                =========================  ========================
               Numerator for net income per diluted common
                  Share                                                                       $  702,866                $  757,604
                                                                                =========================  ========================
        Denominator:
               Denominator for net income per common share -
                  weighted-average shares                                                      5,008,172                 2,115,793
                                                                                -------------------------  ------------------------
               Effect of dilutive securities:
                  Options                                                                          7,247                   111,893
                  Warrants                                                                           896                   835,629
                  Contingent shares - deferred purchase price                                     64,023                        --
                  Convertible preferred stock                                                         --                 1,653,125
                                                                                -------------------------  ------------------------

               Dilutive potential common shares                                                   72,166                 2,600,647
                                                                                -------------------------  ------------------------
               Denominator for net income per diluted common
                   share                                                                       5,080,338                 4,716,440
                                                                                ========================  =========================
                Net income per common share                                                      $.14                         $.25
                                                                                            ==========                  ===========

                Net income per diluted common share                                              $.14                         $.16
                                                                                            ==========                  ===========

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Note 3.    Acquisitions - Pro forma financial information.

           The following unaudited pro forma information for the three month period ended March 31, 1998 presents the combined operating results of the Company, Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune") and AFCOM, Inc. ("AFCOM") as though each of the acquisitions had been made on January 1, 1998. The unaudited pro forma combined summary of operations includes the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding since January 1, 1998. The pro forma net income per common share and diluted common share assume that all shares of common stock of the Company outstanding as of March 31, 1999 were outstanding as of January 1, 1998. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1998 or results which may occur in the future:

                                                            March 31, 1998
                                                          ---------------------

               Sales                                              $17,825,434
                                                          --------------------

               Operating income                                     2,854,043
                                                          --------------------

               Net income                                         $ 1,070,317
                                                          ====================

               Net income                                         $ 1,070,317
               Less:
                  Preferred stock dividends                            33,063
                  Imputed non-cash dividend                           192,329
                                                          ====================

               Net income used in per
                  Common share calculation                         $  844,925
                                                          ====================

               Pro forma net income per common share                   $ .27
                                                                    =========

               Pro forma net income per diluted common
                  Share                                                $ .19
                                                                    =========

               Average number of common shares
                  Outstanding                                      3,105,836
                                                        =====================

               Average number of diluted
                  Common shares outstanding                        5,706,483
                                                        =====================

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Note 4.    Subsequent events.

           In March 1999, the Company announced that it had entered into a definitive agreement to acquire the operating assets of Metro Form Corporation d/b/a Olympic Fasteners ("Olympic") for an initial purchase price of $9 million. In April 1999, the Company announced that it had entered into a definitive agreement to acquire 100% of the outstanding stock of Capital Fasteners, Inc. ("Capital") for an initial purchase price of $10.65 million. In May 1999, the Company announced that it had entered into a definitive agreement to acquire 100% of the outstanding stock of Action Threaded Products, Inc. ("Action") for an initial purchase price of $13.8 million. All three acquisitions are expected to close in June 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended March 31, 1999.

           The Company's results of operations through March 31, 1999 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its battery distribution business, Power Components, Inc. ("PCI"). The operating results for QDL include the results of its 1998 acquisitions of Fortune, Fas-Tronics and AFCOM, as well as the operating results of its previously existing branches.

           The Company's revenues for the three months ended March 31, 1999 amounted to $19,304,486, compared with $10,400,966 for the three months ended March 31, 1998. The significant growth in the Company's revenues is due to the growth of QDL, which had revenues of $18,138,915 in the 1999 period, representing a record level of sales for the business, compared with $9,238,508 for the prior year period. The significant growth in QDL's revenues for the period ended March 31, 1999 is due to the acquisitions of Fortune, Fas-Tronics and AFCOM, as well as the internal growth of the other QDL branches and the opening of a new QDL branch in Grand Rapids, MI during the second quarter of 1998. Revenues from Fortune, Fas-Tronics and AFCOM for the three months ended March 31, 1999 amounted to $6,879,088.

           The Company's operating income was $2,443,250 for the three months ended March 31, 1999, compared with operating income of $1,565,449 for the prior year period. Operating income as a percentage of sales for the three months ended March 31, 1999 amounted to 12.7% compared with 15.1% for the comparable prior year period. This decline in operating income as a percentage of sales is the result of the additional investment in infrastructure, including the expansion of facilities and staff in San Diego, San Jose and Grand Rapids, to support the expected increase in QDL's inventory logistics management business, as well as the increased amortization of goodwill related to the acquisitions of Fortune, Fas-Tronics and AFCOM, without the benefit of costs savings resulting from the integration of these businesses. The organizational, system, and physical integration of these businesses will be completed in phases between the second quarter of 1999 and the first quarter of 2000.

           Interest expense, which reflects the cost of borrowings associated with the acquisitions of Fortune, Fas-Tronics and AFCOM and borrowings associated with QDL's working capital needs, amounted to $1,251,952 for the three months ended March 31, 1999 compared with $281,375 for the comparable prior year period. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisitions of Fortune, Fas-Tronics and AFCOM.

           The provision for income taxes for the three months ended March 31, 1999 reflects a federal income tax provision at an effective rate of 35% and a state income tax provision at an effective rate of 6% for the states in which the Company does business.

           Net income for the three months ended March 31, 1999 amounted to $702,866 compared with net income of $757,604 for the comparable period of the prior year. The decline in net income is attributable to the additional investment in infrastructure to support the expected increase in QDL's inventory logistics management business, as well as the increased amortization of goodwill and increased interest expense related to the acquisitions of Fortune, Fas-Tronics and AFCOM, without the benefit of costs savings resulting from the integration of these businesses.

Liquidity and Capital Resources

           As of March 31, 1999, the Company had $1,231,586 in cash and short-term investments, compared to $229,285 as of December 31, 1998. As of March 31, 1999, the Company had working capital of $28,376,755, compared with working capital of $22,627,028 as of December 31, 1998.

           For the three months ended March 31, 1999, the net cash used by the Company's operating activities amounted to $3,922,677, principally reflecting the increases in inventories, receivables and other assets, as well as decreases in income taxes payable and accrued expenses, offset in part by the profits of the Company and the increases in accounts payable.

           For the three months ended March 31, 1999, the net cash used in the Company's investing activities amounted to $428,020, including $450,000 net cash consideration paid in connection with the deferred purchase price of California Fasteners, Inc. ("Calfast"). The Company also had capital expenditures $54,541 for the acquisition of fixed assets. The Company does not have significant commitments for capital expenditures as of March 31, 1999 and no significant commitments are anticipated for the remainder of 1999, other than the expansion of the Company's computer system to complete the integration of the acquired businesses of Fortune, Fas-Tronics and AFCOM.

           For the three months ended March 31, 1999, the net cash provided by the Company's financing activities amounted to $5,352,998, which consists of $5,656,412 of bank borrowings under the Company's revolving credit facility, reduced by long-term debt principal payments of $200,000, principal payments of $33,330 on various capital leases, principal payments of $47,438 on notes issued for acquired businesses and payments of $22,646 in respect of the exercise of put options by the shareholders of Calfast.

           In connection with the acquisitions of Fas-Tronics and Fortune, the Company entered into a $45,000,000 loan and security agreement (the "Loan and Security Agreement") with its lenders providing for term debt of $30,000,000 and a revolving facility of $15,000,000. In connection with its acquisition of AFCOM, the Company entered into an amendment to the Loan and Security Agreement in February 1999. The amendment increased the credit facility to $51,000,000, providing for an additional term loan amount of $5,000,000 and an increase in the revolving facility to $16,000,000. At March 31, 1999, $10,046,798 was outstanding under the revolving facility. Of the remaining amount of the $16,000,000 revolving facility, $5,953,202 was available at March 31, 1999 for future working capital needs. Amounts outstanding under the revolving facility bear interest at a rate equal to 1.0% above the lender's prime rate with a minimum rate of interest of 9% per annum. As of May 12, 1999, the interest rate under the revolving facility was 9%. In order to secure the obligations of the Company and its subsidiaries under the revolving facility and the related term loan facility of the Loan and Security Agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of each of its subsidiaries at the date of such agreement and any shares of its subsidiaries in which the Company may thereafter acquire an interest. In addition, the Company and its subsidiaries granted a security interest in substantially all of their assets to the lender.

           The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such additional potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time, other than the definitive agreements to acquire Olympic, Capital and Action.

           The definitive agreement dated as of March 11, 1999 to acquire the business and assets of Olympic calls for a purchase price of $9 million, consisting of $6.5 million in cash, $1.5 million in notes and the balance in shares of Questron common stock. Additional purchase consideration of up to $1 million may be paid based on future operating results. The acquisition is subject to financing and other customary closing conditions. Olympic had revenues of $10 million in 1998.

           The definitive agreement dated as of April 26, 1999 to acquire 100% of the outstanding stock of Capital calls for a purchase price of $10.65 million, consisting of $8 million in cash, $2 million in notes and the balance in shares of Questron common stock. Additional purchase consideration of up to $1.5 million may be paid based on future operating results. The acquisition is subject to financing and other customary closing conditions. Capital had revenues of $9.5 million in 1998.

           The definitive agreement dated as of May 7, 1999 to acquire 100% of the outstanding stock of Action calls for a purchase price of $13.8 million, consisting of $10.5 million in cash, $1.5 million in notes and the balance in shares of Questron common stock. Additional purchase consideration of up to $1.8 million may be paid based on future operating results. The acquisition is subject to financing and other customary closing conditions. Action had revenues of $16.3 million in 1998.

           Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meet its obligations through 1999, exclusive of cash requirements associated with the pending acquisitions referred to above. The Company is actively pursuing several financing alternatives in connection with financing the Olympic, Capital and Action acquisitions. No assurances can be given that the Company will be able to obtain the financing necessary to finance such acquisitions or that it will be able to obtain the financing on favorable terms.

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

           The Year 2000 issue may affect the Company's internal systems, including information technology ("IT") and non-IT systems. While the Company's IT system is prepared to handle all dating implications associated with the new millennium, the Company's management is presently engaged in an ongoing assessment of the readiness of all its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that it will be successful in identifying and resolving any potential deficiencies in its non-IT systems with respect to the Year 2000 issue by June 1999 and that all such material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, the Company expects to assess its need to create contingency plans during the remainder of 1999 for certain internal systems in the event management determines that such contingency plans may become warranted.

           All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third-party supply chain. The Company has already begun the process of identifying whether its vendors have sufficiently identified and are taking steps to address the Year 2000 issue. Management has completed a survey and plan for working with key third-parties to understand their ability to continue providing services and products through the change to 2000 and is in the process of receiving and evaluating responses to these surveys. The Company will continue to work directly with its key vendors, distributors, and resellers, and coordinate its action with respect to the Year 2000 issue with them, if necessary, to avoid any business interruptions in 2000. For these key third-parties, contingency plans may be required.

           The Company's management believes the impact of the Year 2000 will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to discern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. rates may effect the interest paid on a portion of its debt. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

                           PART II - OTHER INFORMATION


Item  1.   Legal Proceedings

           Not applicable.

Item 2.    Changes In Securities and Use of Proceeds

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

a)         Exhibits:

           The   exhibits   listed  on  the  Exhibit   Index
           immediately following the signature page are filed as part of this Quarterly Report on Form
           10-Q.

b) Reports on Form 8-K:

           None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUESTRON TECHNOLOGY, INC.


                                     (1)  Principal Executive Officer:

Date:          May  17,  1999                   /s/ Dominic A. Polimeni
               --------------                   -----------------------
                                                Dominic A. Polimeni
                                                Chief Executive Officer

                                     (2)  Principal Financial and Accounting
                                             Officer:

Date:          May 17,  1999                    /s/ Milton M. Adler
               -------------                    -------------------
                                                Milton M. Adler
                                                Treasurer

                                  EXHIBIT INDEX


       The following exhibits are filed as part of this quarterly report on Form 10-Q:



Exhibit
  No.                                        Description
  ---                                        -----------

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

Exhibit
  No.                                        Description
  ---                                        -----------

3.8            Certificate of Amendment, filed December 31, 1996, to Certificate of Incorporation of the Registrant,  incorporated by reference to
               Exhibit 3.10 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
3.9            By-Laws of the  Registrant,  incorporated by reference to Exhibit
               3b(ii) to the Registrant's  Form 10-KSB filed with the Securities and Exchange  Commission  for the fiscal year ended  December 31,
               1987 (File No. 0-13324)
3.10           Amendment to By-Laws of the Registrant, incorporated by reference to Exhibit 3.4 of the  Registrant's  Form  10-KSB  filed with the
               Securities  and  Exchange  Commission  for the fiscal  year ended
               December 31, 1992 (File No. 0-13324)
4.0            Specimen Common Stock  Certificate,  incorporated by reference to
               Exhibit  4.0 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.1            Specimen Preferred Stock  Certificate,  incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.2            Certificate  of  Designations,  Preferences  and  Rights  of  the
               Registrant's Series B Convertible  Preferred Stock,  incorporated
               by  reference   to  Exhibit  4.2  to  Amendment   No.  1  to  the
               Registrant's  Form SB-2 filed with the  Securities  and  Exchange
               Commission on February 25, 1997 (File No. 333-18243)
4.3            Form of Series IV Warrant Agreement, incorporated by reference to
               Exhibit  4.3 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.4            Form of Series III  Warrant  Agreement,  dated as of  November 7,
               1994,   incorporated   by  reference  to  Exhibit  10.22  to  the
               Registrant's  Form 10-K filed with the  Securities  and  Exchange
               Commission  for the fiscal year ended December 31, 1994 (File No.
               0-13324)
4.5            Form of Underwriters' Purchase Option,  incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.6            Stock Purchase  Warrant  Certificate for Purchase of Common Stock
               of  Questron  Technology,  Inc.,  incorporated  by  reference  to
               Exhibit  4.6 to  Amendment  No. 1 to the  Registrant's  Form SB-2
               filed with the Securities and Exchange Commission on February 25,
               1997 (File No. 333-18243)
4.7            Amended  Certificate  of  Designation  Establishing  a Series  of
               Preferred  Stock of Questron  Technology,  Inc.,  incorporated by reference to Exhibit 4.7 to the Registrant's  Quarterly Report on
               Form 10-Q/SB for the three-month period ended June 30, 1998 (File
               No. 0-13324)
4.8            Registration Rights Agreement, dated as of September 24, 1998, by and between  the  Company  and the  persons  listed on Schedule A thereto,  incorporated  by  reference  to the  Company's  current report  on Form  8-K,  filed  with the  Securities  and  Exchange commission on October 8, 1998 (File No. 0-13324).
4.9            Certificate  of  Designation  of  Series A  Junior  Participating
               Preferred Stock of Questron Technology, Inc.
10.1           1996 Stock  Option  Plan,  incorporated  by  reference to Exhibit
               10.19 to Amendment No. 1 to the Company's  Registration Statement
               on Form SB-2 filed with the Securities and Exchange Commission on
               February 25, 1997 (File No. 333-18243)
10.2           Exchange  Agreement,  dated  November  8,  1996 by and  among the
               Company,   Gulfstream   Financial  Group,  Inc.  and  Phillip  D.
               Schwiebert,   incorporated  by  reference  to  Exhibit  10.21  to
               Amendment  No. 1 to the  Registrant's  Registration  Statement on
               Form SB-2 filed with the  Securities  and Exchange  Commission on
               February 25, 1997 (File No. 333-18243)
10.3           Stock Purchase  Agreement  dated as of December 16, 1996 relating to Webb Distribution,  Inc., incorporated by reference to Exhibit
               2.0 to Amendment No. 1 to the Company' Registration  Statement on
               Form SB-2 filed with the  Securities  and Exchange  Commission on
               February 25, 1997 (File No. 333-18243).
10.4           Form of  Underwriting  Agreement,  incorporated  by  reference to
               Exhibit  2.0 to  Amendment  No. 1 to the  Company's  Registration
               Statement  on Form SB-2 filed with the  Securities  and  Exchange
               Commission on February 25, 1997 (File No. 333-18243).
10.5           Stock Option Grant  Agreement  between the Company and Gulfstream
               Financial Group,  Inc. made as of November 8, 1996,  incorporated by reference to Exhibit 10.22 to the  Registrant's  Annual Report
               on Form 10-KSB filed with the Securities and Exchange  Commission for the fiscal year ended December 31, 1996 (File No. 0-13324).
10.6           Stock Option Grant  Agreement  between the Company and Phillip D.
               Schwiebert made as of November 8, 1996, incorporated by reference to Exhibit  10.23 to the  Company's  Annual Report on Form 10-KSB
               filed with the Securities and Exchange  Commission for the fiscal year ended December 31, 1996 (File No. 0-13324).
10.7           Amendment  No.  4,  dated as of April  9,  1997,  to the Loan and
               Security  Agreement,  dated as of March 31, 1995, between Silicon
               Valley Bank and Quest Electronics Hardware, Inc., incorporated by reference to Exhibit 10.1 to the  Company's  Quarterly  Report on
               Form 10-QSB for the three month period ended March 31, 1997 (File
               No. 0-13324).
10.8           Stock Purchase  Agreement dated as of August 29, 1997 relating to the  acquisition  of all of the  outstanding  stock of California
               Fasteners,  Inc.,  incorporated  by  reference  to the  Company's
               Current  Report  on Form 8-K  filed  October  7,  1997  (File No.
               0-13324).
10.9           Asset Purchase  Agreement dated September 4, 1997 relating to the
               acquisition  of   substantially   all  of  the  assets  of  Power
               Components,  Inc. with the related Stock Purchase Agreement dated
               September 4, 1997 relating to the acquisition of all of the stock of AR Acquisition  Company,  incorporated by reference to Exhibit
               10.1 to the  Company's  Quarterly  Report on Form  10-QSB for the
               three month period ended September 30, 1997 (File No. 0-13324).
10.10          Stock  Purchase  Agreement,  dated  as of June 12,  1998,  by and between the Company,  Gregory Fitzgerald,  Valerie Fitzgerald and
               Fas-Tronics,  Inc.,  incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 filed with the Securities and Exchange
               Commission on August 14, 1998 (File No. 0-13324).
10.11          Stock  Purchase  Agreement,  dated  as of June 12,  1998,  by and
               between  the   Company,   Fortune   Industries,   Inc.   and  the
               Stockholders  of the Company  listed on Schedule 1.1 thereto (the
               "Fortune Stock Purchase Agreement"), incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for
               the  three  month  period  ended  June 30,  1998  filed  with the
               Securities  and Exchange  Commission on August 14, 1998 (File No.
               0-13324).
10.12          Letter  Agreement,  dated  July  29,  1998,  by and  between  the
               Company, Gregory Fitzgerald,  Valerie Fitzgerald and Fas-Tronics,
               Inc.,  incorporated by reference to Exhibit 10.4 to the Company's
               Quarterly  Report on Form 10-QSB for the three month period ended
               June 30, 1998 filed with the Securities  and Exchange  Commission on August 14, 1998 (File No. 0-13324).
10.13          Letter  Agreement,  dated  July  29,  1998,  by and  between  the
               Company,  Fortune  Industries,  Inc. and the  Stockholders of the
               Company  listed on  Schedule  1.1 to the Fortune  Stock  Purchase
               Agreement,  incorporated  by  reference  to  Exhibit  10.3 to the
               Company's  Quarterly  Report on Form  10-QSB for the three  month period ended June 30, 1998 filed with the Securities and Exchange
               Commission on August 14, 1998 (File No. 0-13324).
10.14          Second  Amendment to the  Fas-Tronics  Stock Purchase  Agreement,
               incorporated by reference to the Company's Current Report on Form
               8-K filed with the Securities and Exchange  Commission on October
               8, 1998 (File No. 0-13324).
10.15          Second  Amendment  to  the  Fortune  Stock  Purchase   Agreement,
               incorporated by reference to the Company's Current Report on Form
               8-K filed with the Securities and Exchange  Commission on October
               8, 1998 (File No. 0-13324).
10.16          Rights  Agreement  dated as of  October  23,  1998,  between  the
               Company and American Stock  Transfer & Trust  Company,  as Rights
               Agent,  incorporated  by reference to the Company's  Registration
               Statement on Form 8-A, filed November 6, 1998 (File No. 0-13324).
10.17          Loan and Security  Agreement  dated as of September  24, 1998, by and among the Company,  Questron  Distribution  Logistics,  Inc.,
               Integrated  Material  Systems,  Inc.,  Power  Components,   Inc.,
               California Fasteners,  Inc., Comp Ware, Inc., Fas-Tronics,  Inc.,
               Fortune  Industries,  Inc.,  each of the  signatories  which is a signatory thereto,  Congress Financial Corporation (Florida),  as administrative  agent and Madeleine  L.L.C., as collateral agent, incorporated  by reference to the Company's  Quarterly  Report on
               Form 10-QSB for the three month period ended September 30, 1998.
10.18          Amendment Number One to the Loan and Security Agreement, dated as
               of  November  2,  1998,  by  and  among  the  Company,   Questron
               Distribution Logistics,  Inc., Integrated Material Systems, Inc.,
               Power Components,  Inc., California  Fasteners,  Inc., Comp Ware,
               Inc.,  Fas-Tronics,  Inc., Fortune Industries,  Inc., each of the
               Lenders,    Congress   Financial   Corporation   (Florida),    as
               Administrative  Agent and Madeleine  L.L.C., as Collateral Agent,
               incorporated  by reference to the Company's  Quarterly  Report on
               Form 10-QSB for the three month period ended September 30, 1998.
10.19          Asset  Purchase  Agreement,  dated as of January 29, 1999, by and
               between  Questron   Technology,   Inc.,   Questron   Distribution
               Logistics,  Inc. and AFCOM,  Inc., and each of the persons listed on Schedule 1.1 thereto and signatory thereto.
10.20          Asset  Purchase  Agreement,  dated as of March 11,  1999,  by and
               between  Questron   Technology,   Inc.,   Questron   Distribution
               Logistics,  Inc.,  and Metro  Form  Corporation,  d.b.a.  Olympic
               Fasteners & Electronic  Hardware,  and each of the persons listed on Schedule 1.1 thereto and  signatory  thereto.
27.1           Financial Data Schedule