Form 10-Q
period 1999-06-30
QUESTRON TECHNOLOGY INC
filed 1999-08-16
CIK 732152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                ------------------------------------------------
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------   --------------------------

Commission file number 0-13324
                       ---------------------------------------------------------

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   23-2257354
--------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation       (I.R.S. Employer
             or organization)                          Identification No.)

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

Yes     X       No
     --------      -------

           As of August 9, 1999, there were 6,635,847 shares of the issuer's common stock, par value $.001 per share, outstanding.

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


                                                                                                                   Page No.
                                                                                                               -----------------
PART I.   Financial Information

          Item 1.  Financial Statements

                              Consolidated Balance Sheet -
                              At June 30, 1999 (unaudited) and December 31, 1998                                       3

                              Consolidated Statement of Income (unaudited) -
                              Three months and six months ended June 30, 1999 and 1998                                 4

                              Consolidated Statement of Cash Flows (unaudited) -
                              Six months ended June 30, 1999 and 1998                                                  5

                              Notes to Consolidated Financial Statements                                            6-11

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           12-15

          Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                          15

PART II.  Other Information                                                                                           16

Signature Page                                                                                                        17

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 JUNE 30, 1999 (unaudited) AND DECEMBER 31, 1998

                                     ASSETS

                                                                                                 June 30,      December 31,
                                                                                                   1999            1998
                                                                                       ---------------------  ------------
Current assets:
   Cash and cash equivalents                                                                    $    992,507   $   229,285
   Accounts receivable, less allowance for
      doubtful accounts of  $187,211 and $186,256                                                 15,365,203    11,279,876
   Other receivables                                                                                 277,718        70,412
   Inventories                                                                                    31,916,361    20,972,593
   Income taxes paid                                                                                 254,656            --
   Other current assets                                                                              665,245       345,814
                                                                                       ---------------------  ------------

Total current assets                                                                              49,471,690    32,897,980

Property and equipment - net                                                                       2,541,965     2,042,786
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $1,835,585 and $1,165,977, respectively                       70,561,034    37,575,334
Deferred income taxes                                                                              2,841,852     2,848,497
Other assets                                                                                       4,497,756     2,360,656
                                                                                       ---------------------  ------------

      Total assets                                                                              $129,914,297   $77,725,253
                                                                                       =====================  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                             $ 7,336,528      $ 5,328,023
   Accrued expenses                                                                               2,701,578        1,415,626
   Income taxes payable                                                                                  --        1,715,501
   Current portion of long-term debt                                                              1,415,000        1,811,802
                                                                                       ---------------------  ---------------

Total current liabilities                                                                        11,453,106       10,270,952
Deferred income taxes payable                                                                       821,616          364,639
Long-term debt                                                                                   84,130,681       39,285,698
                                                                                       ---------------------  ---------------

      Total liabilities                                                                          96,405,403       49,921,289
                                                                                       ---------------------  ---------------
Commitments and contingencies
Common stock subject to put option agreement                                                        294,404          339,697
Shareholders' Equity:
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 6,647,696 shares in 1999 and 4,795,175 in 1998                                    6,648            4,795
   Additional paid-in capital                                                                    45,498,554       39,615,998
   Accumulated deficit                                                                          (11,935,234)     (11,801,048)
                                                                                       ---------------------  ---------------
                                                                                                 33,569,968       27,819,745
   Less: Treasury stock, 11,849 shares,  at cost                                                   (355,478)        (355,478)
                                                                                       ---------------------  ---------------

Total shareholders' equity                                                                       33,214,490       27,464,267
                                                                                       ---------------------  ---------------

Total liabilities and shareholders' equity                                                    $ 129,914,297      $77,725,253
                                                                                       =====================  ===============

                 See notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           THREE MONTHS AND SIX MONTHS
                    ENDED JUNE 30, 1998 AND 1997 (Unaudited)

                                                                Three Months Ended                        Six Months Ended
                                                                      June 30,                                 June 30,
                                                             ---------------------------------   -----------------------------------

                                                                 1999              1998                 1999           1998
                                                             ------------    ----------------    -----------------  -----------

Sales                                                        $29,973,887         $10,670,970          $49,278,373  $21,071,936
Cost of goods sold                                            18,465,421           6,380,473           30,281,073   12,561,823
                                                             ------------    ----------------    -----------------  -----------

Gross Profit                                                  11,508,466           4,290,497           18,997,300    8,510,113

Selling, general & administrative expenses                     7,575,498           2,573,014           12,252,134    5,063,581
Depreciation and amortization                                    563,468             169,559              932,416      333,159
                                                             ------------    ----------------    -----------------  -----------

Total operating expenses                                       8,138,966           2,742,573           13,184,550    5,396,740
                                                             ------------    ----------------    -----------------  -----------

Operating income                                               3,369,500           1,547,924            5,812,750    3,113,373
Interest expense                                               1,790,731             331,398            3,042,683      612,773
                                                             ------------    ----------------    -----------------  -----------

Income before income taxes and extraordinary charge            1,578,769           1,216,526            2,770,067    2,500,600
Provision for income taxes                                       710,446             498,776            1,198,879    1,025,246
                                                             ------------    ----------------    -----------------  -----------

Income before extraordinary charge                               868,323             717,750            1,571,188    1,475,354

Extraordinary charge in connection with the early
    extinguishment of debt (less applicable income
    taxes of $1,187,604)                                       1,451,516                  --            1,451,516           --
                                                             ------------    ----------------    -----------------  -----------

Net income (loss)                                            $ (583,193)          $  717,750           $  119,672    1,475,354
                                                             ============    ================    =================  ===========

Net income (loss)                                            $ (583,193)          $  717,750           $  119,672    1,475,354
Deduct: Preferred Stock dividend                                      --              33,063                   --       66,126
             Imputed non-cash Preferred Stock dividend                --             214,709                   --      412,478
                                                             ------------    ----------------    -----------------  -----------

Net income (loss) used in per common share calculation       $ (583,193)          $  469,978           $  119,672   $  996,750
                                                             ============    ================    =================  ===========

Per common share:

  Income per common share before extraordinary charge             $  .15              $   .22              $  .29       $  .47
  Extraordinary charge                                              (.25)                  --                (.27)          --
                                                               ----------         ------------          ----------  -----------
  Net income (loss) per common share                             $  (.10)             $   .22              $  .02       $  .47
                                                               ==========         ============          ==========  ===========

Per diluted common share:

  Income per diluted common share before extraordinary charge     $  .15              $   .15              $  .28       $  .31
  Extraordinary charge                                              (.25)                  --                (.26)          --
                                                               ----------         ------------          ----------  -----------
  Net income (loss) per diluted common share                     $  (.10)             $   .15              $  .02       $  .31
                                                               ==========         ============          ==========  ===========

Average number of common shares outstanding                    5,913,996           2,127,934            5,461,084    2,121,897
                                                             ============    ================    =================  ===========

Average number of diluted common shares outstanding            5,980,365           4,911,357            5,530,352    4,816,487
                                                             ============    ================    =================  ===========

             See Notes to Consolidated Financial Statements.

                 QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                         June 30,                   June 30,
                                                                                           1999                       1998
                                                                                ------------------------  ------------------------
Cash flows from operating activities:
  Net income                                                                             $    119,672              $   1,475,354
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                           932,416                    333,159
      Provision for doubtful accounts                                                              --                     20,013
      Extraordinary charge in connection with the early extinguish-
          ment of debt (less applicable income taxes of $1,187,604)                         1,451,516                         --
  Change in assets and liabilities:
     Increase in accounts receivable                                                         (285,378)                (1,268,049)
     Increase in other receivables                                                           (207,306)                   (14,272)
     Increase in inventories                                                               (3,771,660)                (2,401,562)
     (Decrease) increase in accounts payable                                                 (344,811)                 1,448,528
     Increase (decrease) in accrued expenses                                                  658,817                   (442,599)
     (Decrease) increase in income taxes payable                                           (2,112,068)                   674,671
     Increase in deferred income taxes                                                        125,477                    363,427
     Increase in other assets                                                                (287,640)                  (458,813)
                                                                                ------------------------  ------------------------

     Net cash used in operating activities                                                 (3,720,965)                  (270,143)
                                                                                ------------------------  ------------------------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                                       (28,799,567)                  (605,966)
  Acquisition of property and equipment                                                      (194,294)                  (448,849)
                                                                                ------------------------  ------------------------
     Net cash used in investing activities                                                (28,993,861)                (1,054,815)
                                                                                ------------------------  ------------------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                                         1,762,927                  2,900,000
  Proceeds from long-term debt financing                                                   72,500,000                         --
  Repayment of long-term debt                                                             (35,000,000)                  (833,334)
  Repayment of revolving facilities                                                                --                 (1,325,000)
  Fees and expenses associated with long-term debt financing                               (4,112,982)                        --
  Extraordinary charge in connection with the early extinguish-
    ment of debt (less applicable income taxes of $1,187,604)                              (1,451,516)                        --
  Proceeds from capital lease for computer system                                                  --                    371,228
  Payments on capital leases                                                                  (79,772)                   (55,090)
  Payments in respect of exercise of put options                                              (45,293)                        --
  Payments on notes issued for acquired businesses                                            (95,316)                   (64,718)
                                                                                ------------------------  ------------------------
     Net cash provided by financing activities                                             33,478,048                    993,086
                                                                                ------------------------  ------------------------

Increase (decrease) in cash and cash equivalents                                              763,222                   (331,872)
Cash and cash equivalents at beginning of period                                              229,285                    875,080
                                                                                ------------------------  ------------------------

Cash and cash equivalents at end of period                                              $     992,507               $    543,208
                                                                                ========================  ========================


                 See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Note 1.    Basis of presentation.

           The accompanying unaudited consolidated financial statements include the accounts of Questron Technology, Inc., a Delaware corporation (the "Company") and its subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the Securities and Exchange Commission's instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Note 2.    Earnings per share.

           The following table sets forth the calculation of net income per common share and net income per diluted common share:



                                                     For the three months ended              For the six months ended
                                              --------------------------------------   ------------------------------------
                                                June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                               ---------------     ---------------     ----------------    ----------------

Numerator:

      Income before extraordinary charge            $  868,323         $  717,750          $ 1,571,188         $ 1,475,354
      Less: Preferred stock dividends                       --            247,772                   --             478,604
                                              -----------------     --------------     ----------------    ----------------
       Numerator for income per common
         share before extraordinary charge             868,323            469,978            1,571,188             996,750
      Effect of dilutive securities:
      Preferred stock dividends                             --            247,772                   --             478,604
                                              -----------------     --------------     ----------------    ----------------

      Numerator for income per diluted
         common share before extraordinary
         charge                                        868,323            717,750            1,571,188           1,475,354
                                              =================     ==============     ================    ================

      Numerator for income per common
         share before extraordinary charge             868,323            469,978            1,571,188             996,750
      Extraordinary charge                         (1,451,516)                 --          (1,451,516)                  --
                                              -----------------     --------------     ----------------    ----------------

      Numerator for net income per common
         share                                       (583,193)            469,978              119,672             996,750
      Effect of dilutive securities:
      Preferred stock dividends                             --            247,772                   --             478,604
                                              -----------------     --------------     ----------------    ----------------

      Numerator for net income per diluted
         common share                                (583,193)            717,750              119,672           1,475,354
                                              =================     ==============     ================    ================
Denominator:
      Denominator for income per  common
         share  before extraordinary charge
         and for net income per common share         5,913,996          2,127,934            5,461,084           2,121,897
      Effect of dilutive securities:
         Options                                         1,803            129,144                4,525             120,779
         Warrants                                          543          1,001,154                  720             920,686
         Contingent shares - deferred
            purchase price                              64,023                 --               64,023                  --
         Convertible preferred stock                        --          1,653,125                   --           1,653,125
                                              -----------------     --------------     ----------------    ----------------

      Denominator for income per  diluted
         common share  before extraordinary
         charge and for net income per diluted
         common share                                5,980,365          4,911,357            5,530,352           4,816,487
                                              =================     ==============     ================    ================
Per common share:
      Income per common share before
         extraordinary charge                           $  .15             $  .22               $  .29              $  .47
      Extraordinary charge                               (.25)                 --                (.27)                  --
                                                   ------------        -----------         ------------        ------------

      Net income (loss) per common share               $ (.10)             $  .22               $  .02              $  .47
                                                   ============        ===========         ============        ============
Per diluted common share:
      Income per diluted common share
          before extraordinary charge                   $  .15             $  .15               $  .28              $  .31
      Extraordinary charge                               (.25)                 --                (.26)                  --
                                                   ------------        -----------         ------------        ------------

      Net income (loss) per diluted common
         share                                         $ (.10)             $  .15               $  .02              $  .31
                                                   ============        ===========         ============        ============

                QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Note 3.    Acquisition of Action Threaded Products, Inc.

           Effective April 1, 1999, the Company acquired 100% of the issued and outstanding capital stock of Action Threaded Products, Inc., an Illinois corporation ("Action"), a privately owned company.

           The purchase price for Action consisted of:

(i)        $8,437,280 in cash;
(ii)       the  assumption of  $2,062,720  in debt net of cash on hand;
(iii)      470,588 shares of the Company's  common stock valued at $1,800,000;
(iv)       a note payable to the sellers of Action in the amount of $1,500,000;
           and
(v) up to $1,800,000 if Action attains certain earnings targets for the twelve months ending March 31, 2000.

           The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $10,012,494 of cost in excess of net assets of the business acquired.

Note 4.    Acquisition of Capital Fasteners, Inc.

           Effective April 1, 1999, the Company acquired of 100% of the issued and outstanding capital stock of Capital Fasteners, Inc., a North Carolina corporation ("Capital"), a privately owned company.

           The purchase price for Capital consisted of:

(i)        $7,037,197 in cash;
(ii)       the  assumption of  $1,220,078  in debt net of cash on hand;
(iii)      169,935 shares of the Company's common stock valued at $650,000;
(iv)       a note payable to the sellers of Capital in the amount of $2,000,000;
           and
(v) up to $1,500,000 if Capital attains certain earnings targets for the twelve months ending March 31, 2000.

           The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $9,415,759 of cost in excess of net assets of the business acquired.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Note 5.    Acquisition of Olympic Fasteners.

           Effective April 1, 1999, the Company acquired the business and operating assets of Metro Form Corporation, an Ohio corporation d/b/a Olympic Fasteners ("Olympic").

           The purchase price for Olympic consisted of:

(i)        $5,550,113 in cash;
(ii)       the  assumption  of  $960,481  in debt net of cash on hand;
(iii)      261,438 shares of the Company's  common stock valued at $1,000,000;
(iv)       a note payable to the sellers of Olympic in the amount of $1,500,000;
           and
(v) up to $1,000,000 if Olympic attains certain earnings targets for the twelve months ending March 31, 2000.

           The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $7,941,709 of cost in excess of net assets of the business acquired.


Note 6.    Acquisitions - Pro forma financial information.

           The following unaudited pro forma information for the three and six month periods ended June 30, 1999 and 1998 presents the combined operating results of: the Company; Fas-Tronics, Inc., a Texas corporation ("Fas-Tronics"), Fortune Industries, Inc., a Texas corporation ("Fortune"), and the operations of AFCOM, Inc., a Florida corporation ("AFCOM"), which were acquired in the second half of 1998; and Action, Capital and Olympic, as though each of the acquisitions had been made on January 1, 1998. The unaudited pro forma combined summary of operations includes the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding since January 1, 1998. The pro forma net income per common share and diluted common share assume that all shares of common stock of the Company outstanding as of June 30, 1999 were outstanding as of January 1, 1998. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1998 or results which may occur in the future:

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                                 Three months ended                               Six months ended
                                                      June 30,                                        June 30,
                                          ---------------------------------------    --------------------------------------------
                                             1999                 1998                      1999                   1998
                                          --------------   ----------------------    --------------------  ----------------------

Sales                                       $  29,973,887        $  27,233,823             $  58,537,627          $  54,259,328
                                          ---------------- --------------------      --------------------  ---------------------

Operating income                                3,369,500            3,508,915                 6,877,416              7,371,178
                                          ---------------- --------------------      --------------------  ---------------------

Net income                                  $     868,323        $     603,601             $   1,471,375          $   1,401,544
                                          ================ ====================      ====================  =====================

Net income                                  $     868,323        $     603,601             $   1,471,375          $   1,401,544
Less:
   Preferred stock dividends                           --               33,063                        --                 66,126
   Imputed non-cash dividend                           --              214,709                        --                412,478
                                          ---------------- --------------------      --------------------  ---------------------

Net income used in per
   common share calculation                  $    868,323        $     355,829             $   1,471,375           $    922,940
                                          ================ ====================      ====================  =====================

Pro forma net income per common share               $ .13                $ .09                     $ .22                  $ .24
                                                ==========            =========                 =========              =========

Pro forma net income per diluted common
   share                                            $ .13                $ .09                     $ .22                  $ .21
                                                ==========            =========                 =========              =========

Average number of common shares
   outstanding                                  6,586,524            3,923,914                 6,588,318              3,917,877
                                          ================ ====================      ====================  =====================

Average number of diluted
   common shares outstanding                    6,652,892            6,707,337                 6,657,069              6,612,467
                                          ================ ====================      ====================  =====================


                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Note 7.    Revolving Credit Facility and Long-Term Debt.

           In connection with the acquisitions of Action, Capital and Olympic, the Company entered into a $75,000,000 senior secured credit facility with Ableco Finance L.L.C. and Congress Financial Corporation (Florida). Also in connection with the above acquisitions, the Company completed a $20,000,000 senior subordinated debt private placement. The senior subordinated notes were placed with affiliates of Albion Alliance LLC and Alliance Capital Management LP, The Equitable Life Assurance Society of the United States and IBJ Whitehall Financial Group.

           The senior secured credit facility consists of a four and one-quarter year term loan for $52,500,000 and a $22,500,000 revolving credit facility. The term loan is divided into two notes: Note A for $25,000,000 and Note B for $27,500,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At June 30, 1999, $7,078,146 was borrowed and outstanding under the revolving facility. Of the remaining amount of the $22,500,000 revolving facility, $15,421,854 was available at June 30, 1999 for future working capital needs. Interest on the revolving facility is due monthly at the prime rate plus 1.5%, with a minimum rate of interest of 9.25% per annum. The Company can elect a LIBOR Rate Election for amounts borrowed and outstanding under the revolving facility. During all times that a LIBOR Rate Election is in effect, the interest due on the principal amount of the LIBOR revolving credit portion outstanding is at an interest rate of LIBOR plus 2.75%. Interest on term loan Note A is due monthly at the prime rate plus 1.5% with a minimum rate of interest of 9.5% per annum. Interest on term loan Note B is due monthly at the prime rate plus 3% with a minimum rate of interest of 11% per annum.

           Interest on the $20,000,000 senior subordinated debt is due quarterly in arrears at a fixed rate of 12.5% payable in cash and 2.00% payable in kind. Principal on the senior subordinated debt is payable in full at the end of six years. In connection with the financing, the Company issued 680,000 shares of the Company's common stock to the senior subordinated lenders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

For the three month and six month periods ended June 30, 1999.
--------------------------------------------------------------

           The results of operations through June 30, 1999 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc., a Delaware corporation ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc., an Arizona corporation ("IMS") and its lithium battery and battery pack distribution business, Power Components, Inc., a Pennsylvania corporation ("PCI"). QDL, formerly Quest Electronic Hardware, Inc., also includes the operating results of Fortune, Fas-Tronics, AFCOM, Action, Capital and Olympic since their dates of acquisition.

           The Company's revenues for the three month and six month periods ended June 30, 1999 amounted to $29,973,887 and $49,278,373, respectively, compared with $10,670,970 and $21,071,936 for the comparable prior year periods. The significant growth in the Company's revenues for the periods is primarily attributable to the acquisitions of Fortune, Fas-Tronics, AFCOM, Action, Capital and Olympic, as well as the internal growth of the other QDL branches and the opening of a new QDL branch in Grand Rapids, MI during the second quarter of 1998. The revenues associated with the above acquired businesses for the three and six month periods ended June 30, 1999 amounted to $16,034,255 and $22,913,343, respectively.

           The Company's operating income was $3,369,500 and $5,812,750, respectively, for the three month and six month periods ended June 30, 1999, compared with operating income of $1,547,924 and $3,113,373 for the comparable prior year periods. The increase in operating income for the three month and six month periods ended June 30, 1999, compared with the comparable prior year periods, is primarily due to the increased operating income attributable to the acquired businesses, as well as continued internal growth. Operating income as a percentage of sales for the three and six month periods ended June 30, 1999 amounted to 11.2% and 11.8%, respectively, compared with 14.5% and 14.8% for the three month and six month periods ended June 30, 1998, respectively. This decline is primarily due to the higher level of selling, general and administrative expenses associated with expansion to support growth in Anaheim, CA, Grand Rapids, MI, San Diego, CA and San Jose, CA and the opening of new branches in Tucson, AZ, and Nogales, Mexico, as well as the increased amortization of goodwill related to the acquisitions. In addition, the operating expenses of the acquired businesses include redundant costs which will be eliminated by the integration of these businesses.

           Interest expense, which reflects the cost of borrowings associated with the acquisitions of Fortune, Fas-Tronics, AFCOM, Action, Capital and Olympic, as well as borrowings associated with QDL's working capital needs, for the three month and six month periods ended June 30, 1999 amounted to $1,790,731 and $3,042,683, respectively. For the comparable periods of the prior year, the Company's results include interest expense of $331,398 and $612,773, respectively. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisitions of

Fortune, FasTronics, AFCOM, Action, Capital and Olympic and to support the working capital needs of QDL.

           The provision for income taxes for the three month and six month periods ended June 30, 1999 and 1998, respectively, reflects a federal income tax provision at an effective rate of 39.6% and 37.6%, respectively, and a state income tax provision at an effective rate of 5.4% and 5.7%, respectively, for the states in which the Company does business.

           During the quarter, the Company refinanced its existing debt and, as a result, incurred an extraordinary charge to earnings in the quarter for the unamortized balance of loan costs related to the previous financing. Income for the three month and six month periods ended June 30, 1999, before the extraordinary charge in connection with the early extinguishments of debt, amounted to $868,323 and $1,571,188, respectively, compared with net income of $717,750 and $1,475,354 for the comparable prior year periods. After the extraordinary charge, the Company incurred a net loss for the three months ended June 30, 1999 of $583,193 and net income of $119,672 for the six months ended June 30, 1999. The improvement of income before the extraordinary charge in the current year periods as compared with the net income in the comparable prior year periods reflects the increased operating income attributable to the acquired businesses, as well as continued internal growth, partially reduced by increased selling, general and administrative expenses, interest expense, income taxes and redundant expenses associated with the acquired businesses.


Liquidity and Capital Resources
-------------------------------

           As of June 30, 1999, the Company had $2,496,572 in cash and short-term investments, compared to $992,507 as of December 31, 1998. As of June 30, 1999, the Company had working capital of $38,018,584, compared with working capital of $22,627,028 as of December 31, 1998.

           For the six months ended June 30, 1999, the net cash used by the Company's operating activities amounted to $3,720,965, principally reflecting the increase in inventories and receivables and decreases in accounts payable and income taxes payable, as well as the increases in other assets and other receivables, offset in part by the profits of the Company and an increase in accrued expenses.

           For the six months ended June 30, 1999, the net cash used in the Company's investing activities amounted to $28,993,861, including $25,773,031 net cash consideration paid in connection with the acquisitions of Action, Capital and Olympic and $3,026,536 net cash consideration paid in connection with the deferred purchase prices of Calfast, Fortune and Fas-Tronics. The Company also had capital expenditures of $194,294 for the acquisition of fixed assets. The Company does not have significant commitments for capital expenditures as of June 30, 1999 and no significant commitments are anticipated for the remainder of 1999, other than the expansion of the Company's computer system to complete the integration of Fortune, Fas-Tronics, Action, Capital and Olympic.

           For the six months ended June 30, 1999, the net cash provided by the Company's financing activities amounted to $33,478,048, which consists of $72,500,000 of borrowings associated with the acquisitions of Action, Capital and Olympic and the refinancing of existing bank debt, $1,762,927 of bank borrowings under the Company's revolving credit facility, reduced by long-term debt principal payments of $35,000,000, fees and expenses associated with the subordinated debt financing and the new senior secured financing of $4,112,982, $1,451,516 written off as an extraordinary charge in connection with the early extinguishments of debt (less applicable income taxes of $1,187,604), principal payments of $79,772 on various capital leases, principal payments of $95,316 on notes issued for acquired businesses and payments of $45,293 in respect of the exercise of put options.

           In connection with the acquisitions of Action, Capital and Olympic, the Company entered into a $75,000,000 senior secured credit facility with Ableco Finance L.L.C. and Congress Financial Corporation (Florida). Also in connection with the above acquisitions, the Company completed a $20,000,000 senior subordinated debt private placement. The senior subordinated notes were placed with affiliates of Albion Alliance LLC and Alliance Capital Management LP, The Equitable Life Assurance Society of the United States and IBJ Whitehall Financial Group.

           The senior secured credit facility consists of a four and one-quarter year term loan for $52,500,000 and a $22,500,000 revolving credit facility. The term loan is divided into two notes: Note A for $25,000,000 and Note B for $27,500,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At June 30, 1999, $7,078,146 was borrowed and outstanding under the revolving facility. Of the remaining amount of the $22,500,000 revolving facility, $15,421,854 was available at June 30, 1999 for future working capital needs. Interest on the revolving facility is due monthly at the prime rate plus 1.5%, with a minimum rate of interest of 9.25% per annum. The Company can elect a LIBOR Rate Election for amounts borrowed and outstanding under the revolving facility. During all times that a LIBOR Rate Election is in effect, the interest due on the principal amount of the LIBOR revolving credit portion outstanding is at an interest rate of LIBOR plus 2.75%. Interest on term loan Note A is due monthly at the prime rate plus 1.5% with a minimum rate of interest of 9.5% per annum. Interest on term loan Note B is due monthly at the prime rate plus 3% with a minimum rate of interest of 11% per annum.

           Interest on the $20,000,000 senior subordinated debt is due quarterly in arrears at a fixed rate of 12.5% payable in cash and 2.00% payable in kind. Principal on the senior subordinated debt is payable in full at the end of six years. In connection with the financing, the Company issued 680,000 shares of the Company's common stock to the senior subordinated lenders.

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


Year 2000 Compliance
--------------------

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

           The Year 2000 issue may affect the Company's internal systems, including information technology ("IT") and non-IT systems. While the Company's IT system is prepared to handle all dating implications associated with the new millennium, the Company's management is presently engaged in an ongoing assessment of the readiness of all its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that it will be successful in identifying and resolving any potential deficiencies in its non-IT systems with respect to the Year 2000 issue by September 1999 and that all such material systems will be compliant by the Year 2000 and that the cost to address the issues is not material.

           All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third-party supply chain. The Company is in the process of identifying whether its customers and vendors have sufficiently identified and are taking steps to address the Year 2000 issue. Management has completed a survey and plan for working with key third-parties to understand their ability to continue providing services and products through the change to 2000 and is in the process of receiving and evaluating responses to these surveys. The Company will continue to work directly with its key vendors, distributors, and resellers, and coordinate its action with respect to the Year 2000 issue with them, if necessary, to avoid any business interruptions in 2000. For these key third-parties, contingency plans may be required.

           Although the impact of the Year 2000 issue is difficult to discern, the Company's management does not believe that the Year 2000 issue will cause a material disruption in the Company's operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

           The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. rates may effect the interest paid on a portion of its debt. The Company does not enter into derivative financial instruments.

                           PART II - OTHER INFORMATION


Item  1.   Legal Proceedings.

           Not applicable.

Item 2.    Changes In Securities and Use of Proceeds.

           Not applicable.

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable.

Item 5.    Other Information.

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           a)         Exhibits:

                      The exhibits listed on the Exhibit Index immediately following the signature page are filed as part of this Quarterly Report on Form 10-Q.

           b)         Reports on Form 8-K:

                      A Current Report on Form 8-K, dated June 30, 1999, was filed July 15, 1999 in connection with the acquisitions of Action, Capital and Olympic, and was amended on August 13, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTRON TECHNOLOGY, INC.


                            (1)  Principal Executive Officer:

Date:   August 16,  1999    By:   /s/ Dominic A. Polimeni
                                  -----------------------
                                  Name:  Dominic A. Polimeni
                                  Title: Chief Executive Officer

                            (2)  Principal Financial and Accounting Officer:

Date:   August 16,  1999    By:  /s/ Robert V. Gubitosi
                                  ----------------------
                                  Name:  Robert V. Gubitosi
                                  Title:  President and Chief Financial Officer

                                  EXHIBIT INDEX


              The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.   Description

2.1 Asset Purchase Agreement, dated as of January 29, 1999, by and between the Company, Questron Distribution Logistics, Inc. and AFCOM, Inc., and each of the persons listed on
              Schedule 1.1 thereto and signatory thereto, incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the three month period ended March 31, 1999 (File No. 0-13324).

2.2 Asset Purchase Agreement, dated as of March 11, 1999, by and between Questron Technology, Inc., Questron Distribution Logistics, Inc., and Metro Form Corporation, d.b.a. Olympic Fasteners & Electronic Hardware, and each of the persons listed on Schedule 1.1 thereto and signatory thereto (the "Olympic Purchase Agreement"), incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the three month period ended March 31, 1999 (File No. 0-13324).

2.3 Amendment to the Olympic Purchase Agreement, dated June 28, 1999, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

2.4 Stock Purchase Agreement, dated as of April 26, 1999, between Questron Distribution Logistics, Inc., Questron Technology, Inc., James R. Gilchrist and Capital Fasteners, Inc. (the "Capital Purchase Agreement"), incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

2.5 Amendment to the Capital Purchase Agreement, dated June 25, 1999, incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

2.6 Letter Agreement, dated as of June 29, 1999, amending the Capital Purchase Agreement, incorporated by reference to
              Exhibit 2.5 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

2.7 Stock Purchase Agreement, dated as of May 7, 1999, by and between Questron Technology, Inc, Questron Distribution Logistics, a Delaware corporation, Action Threaded Products, Inc. and the persons signatory thereto (the "Action Purchase Agreement"), incorporated by reference to
              Exhibit 2.6 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

2.8 Letter Agreement, dated as of June 29, 1999, amending the Action Purchase Agreement, incorporated by reference to
              Exhibit 2.7 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

3.0           Certificate of Incorporation,  incorporated by reference to
              Exhibit 3(i) to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1987 (File No. 0-13324).

3.1 Certificate of Amendment, dated March 20, 1985, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 dated March 9, 1995 (File No. 33-44331).

3.3 Certificate of Amendment, dated June 9, 1989, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 filed dated March 9, 1995 (File No. 33-44331).

3.4 Certificate of Correction, dated May 17, 1991, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 dated March 9, 1995 (File No. 33-44331).

3.5 Certificate of Amendment, dated December 20, 1993, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1993 (File No. 0-13324).

3.6 Certificate of Correction, dated July 19, 1994, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated March 9, 1995 (File No. 33-44331).

3.7 Certificate of Amendment, dated April 2, 1996, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-13324).

3.8 Certificate of Amendment, filed December 31, 1996, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

3.9           By-Laws  of  the  Company,  incorporated  by  reference  to
              Exhibit 3b(ii) to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1987 (File No. 0-13324).

3.10 Amendment to By-Laws of the Company, incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (File No. 0-13324).

4.0 Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.0 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

4.1 Specimen Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25,1997 (File No. 333-18243).

4.2 Certificate of Designations, Preferences and Rights of the Company's Series B Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

4.3 Form of Series IV Warrant Agreement, incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

4.4 Form of Series III Warrant Agreement, dated as of November 7, 1994, incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-13324).

4.5 Form of Underwriters' Purchase Option, incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated on February 25, 1997 (File No. 333-18243).

4.6 Stock Purchase Warrant Certificate for Purchase of Common Stock of the Company, incorporated by reference to Exhibit
              4.6 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

4.7 Amended Certificate of Designation Establishing a Series of Preferred Stock of the Company, incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 (File No. 0-13324).

4.8 Registration Rights Agreement, dated as of September 24, 1998, by and between the Company and the persons listed on Schedule A thereto, incorporated by reference to the Company's Current Report on Form 8-K, dated October 8, 1998 (File No. 0-13324).

4.9 Certificate of Designation of Series A Junior Participating Preferred Stock of Questron Technology, Inc., incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-QSB for the three month period ended September 30, 1998 (File No. 0-13324)

4.10 Form of 14.50% Senior Subordinated Note due June 30, 2005 (included as Attachment A to Exhibit 10.22 below), incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 30, 1999 (File No. 0-13324).

4.2           Form of  Senior  A Note  (included  as  Exhibit  2.5(c)  to
              Exhibit 2.3 above and Exhibit A to Exhibits 2.6 and 2.8 above, each as incorporated by reference herein).

4.3           Form of  Senior  B Note  (included  as  Exhibit  2.5(d)  to
              Exhibit 2.3 above and Exhibit B to Exhibits 2.6 and 2.8 above, each as incorporated by reference herein).

10.1          1996  Stock  Option  Plan,  incorporated  by  reference  to
              Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

10.2 Exchange Agreement, dated November 8, 1996 by and among the Company, Gulfstream Financial Group, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

10.3 Stock Purchase Agreement dated as of December 16, 1996 relating to Webb Distribution, Inc., incorporated by reference to Exhibit 2.0 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

10.4 Form of Underwriting Agreement, incorporated by reference to Exhibit 2.0 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated February 25, 1997 (File No. 333-18243).

10.5 Stock Option Grant Agreement between the Company and Gulfstream Financial Group, Inc. made as of November 8, 1996, incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-13324).

10.6 Stock Option Grant Agreement between the Company and Phillip D. Schwiebert made as of November 8, 1996, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-13324).

10.7 Amendment No. 4, dated as of April 9, 1997, to the Loan and Security Agreement, dated as of March 31, 1995, between Silicon Valley Bank and Quest Electronics Hardware, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1997 (File No. 0-13324).

10.8 Stock Purchase Agreement dated as of August 29, 1997 relating to the acquisition of all of the outstanding stock of California Fasteners, Inc., incorporated by reference to the Company's Current Report on Form 8-K, filed October 7, 1997 (File No. 0-13324).

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

10.10 Stock Purchase Agreement, dated as of June 12, 1998, by and between the Company, Gregory Fitzgerald, Valerie Fitzgerald and Fas-Tronics, Inc. (the "Fas-Tronics Stock Purchase Agreement"), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 (File No. 0-13324).

10.11 Stock Purchase Agreement, dated as of June 12, 1998, by and between the Company, Fortune Industries, Inc. and the Stockholders listed on Schedule 1.1 thereto (the "Fortune Stock Purchase Agreement"), incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 (File No. 0-13324).

10.12 Letter Agreement, dated July 29, 1998, by and between the Company, Gregory Fitzgerald, Valerie Fitzgerald and
              Fas-Tronics,  Inc.,  incorporated  by  reference to Exhibit
              10.4 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 (File No. 0-13324).

10.13 Letter Agreement, dated July 29, 1998, by and between the Company, Fortune Industries, Inc. and the Stockholders listed on Schedule 1.1 to the Fortune Stock Purchase Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 (File No. 0-13324).

10.14 Second Amendment to the Fas-Tronics Stock Purchase Agreement, incorporated by reference to the Company's Current Report on Form 8-K, filed October 8, 1998 (File No. 0-13324).

10.15 Second Amendment to the Fortune Stock Purchase Agreement, incorporated by reference to the Company's Current Report on Form 8-K, October 8, 1998 (File No. 0-13324).

10.16 Rights Agreement, dated as of October 23, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A, filed November 6, 1998 (File No. 0-13324).

10.17 Loan and Security Agreement dated as of September 24, 1998, by and among the Company, Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., California Fasteners, Inc., Comp Ware, Inc., Fas-Tronics, Inc., Fortune Industries, Inc., each of the signatories which is a signatory thereto, Congress Financial Corporation (Florida), as administrative agent and Madeleine L.L.C., as collateral agent, incorporated by reference to Exhibit 10.17 to the Company's Quarterly
              Report on Form 10-QSB for the three month period ended September 30, 1998 (File No. 0-13324).

10.18 Amendment Number One to the Loan and Security Agreement, dated as of November 2, 1998, by and among the Company, Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., California Fasteners, Inc., Comp Ware, Inc., Fas-Tronics, Inc., Fortune Industries, Inc., each of the Lenders, Congress Financial Corporation (Florida), as Administrative Agent and Madeleine L.L.C., as

              Collateral  Agent,  incorporated  by  reference  to Exhibit
              10.18 to the Company's Quarterly Report on Form 10-QSB for the three month period ended September 30, 1998 (File No. 0-13324).

10.21 Securities Purchase Agreement (identical agreement executed separately with each of four purchasers), dated as of June 29, 1999, by and between Questron Technology, Inc., Questron Operating Company, Inc., and, separately, each of Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

10.22 Note Agreement, dated as of June 29, 1999, among Questron Operating Company, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

10.23 Investors Rights Agreement, dated as of June 29, 1999, among Questron Technology, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

10.24 Unconditional Guaranty, dated as of June 30, 1999, by Questron Technology, Inc., Questron Finance Corp., Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., Fortune Industries, Inc., Fas-Tronics, Inc., California Fasteners, Inc., Comp Ware, Inc., Action Threaded Products, Inc., Action Threaded Products of Georgia, Inc., Action Threaded Products of Minnesota, Inc. and Capital Fasteners, Inc., in favor of each of Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit
              10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

10.25 Amended and Restated Loan and Security Agreement, dated as of June 29, 1999, by and between Questron Technology, Inc. and its subsidiaries and Congress Financial Corporation (Florida) and Ableco Finance LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

27.1          Financial Data Schedule