Form 10-Q
period 1999-09-30
QUESTRON TECHNOLOGY INC
filed 1999-11-15
CIK 732152

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended  September 30, 1999
                                                              ------------------

                                       OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                               For the transition period from  ______ To _______


                               Commission File Number            0-13324
                                                               -----------------

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                        23-2257354
---------------------------------------------------     ------------------------
 (State or other jurisdiction of incorporation          (I. R. S. Employer
           or organization)                              Identification Number)

 6400 Congress Avenue, Suite 2000, Boca Raton, FL             33487
---------------------------------------------------      -----------------------
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

                          Yes       X                         No
                               ------------                       --------

     As of November 11, 1999, there were 6,993,628 shares of the issuer's common stock outstanding.

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


                                                                        Page No.
                                                                      ----------
PART I.    Financial Information

  Item 1.  Financial Statements

              Consolidated Balance Sheet - At September 30, 1999
              (unaudited) and December 31, 1998                              3

              Consolidated Statement of Income (unaudited) - Three
              months and nine months  ended  September  30, 1999
              and 1998                                                       4

              Consolidated Statement of Cash Flows (unaudited) -
              Nine months ended September 30, 1999 and 1998                  5

              Notes to Consolidated Financial Statements                   6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10 - 13

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                                  13

PART II. Other Information                                                  14

Signature Page                                                              15

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              SEPTEMBER 30, 1999 (unaudited) AND DECEMBER 31, 1998

                                     ASSETS

                                                                 September 30,       December 31,
                                                                    1999                 1998
                                                           ---------------------  --------------------
Current assets:
   Cash and cash equivalents                                     $  1,414,177            $  229,285
   Accounts receivable, less allowance for
      doubtful accounts of  $187,211 and $186,256                  16,361,601            11,279,876
   Other receivables                                                  274,224                70,412
   Inventories                                                     34,474,174            20,972,593
   Other current assets                                               601,590               345,814
                                                           ---------------------  --------------------

Total current assets                                               53,125,766            32,897,980

Property and equipment - net                                        2,542,554             2,042,786
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $2,257,391 and $1,165,977,
   respectively                                                    72,273,931            37,575,334
Deferred income taxes                                               2,676,271             2,848,497
Other assets                                                        4,369,300             2,360,656
                                                           =====================  ====================

      Total assets                                              $ 134,987,822           $77,725,253
                                                           =====================  ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $  9,798,743           $ 5,328,023
   Accrued expenses                                                1,143,783             1,415,626
   Income taxes payable                                               28,471             1,715,501
   Current portion of long-term debt                               1,395,965             1,811,802
                                                           ---------------------  --------------------

Total current liabilities                                         12,366,962            10,270,952
Deferred income taxes payable                                        821,616               364,639
Long-term debt                                                    86,607,124            39,285,698
                                                           ---------------------  --------------------

      Total liabilities                                           99,795,702            49,921,289
                                                           ---------------------  --------------------
Commitments and contingencies
Common stock subject to put option agreement                         271,758               339,697
Shareholders' equity:
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 7,005,477 shares in 1999 and 4,795,175             7,005                 4,795
      in 1998
   Additional paid-in capital                                     46,828,417            39,615,998
   Accumulated deficit                                           (11,559,582)          (11,801,048)
                                                           ---------------------  --------------------
                                                                  35,275,840            27,819,745
   Less: treasury stock, 11,849 shares,  at cost                    (355,478)             (355,478)
                                                           ---------------------  --------------------

Total shareholders' equity                                        34,920,362            27,464,267
                                                          ----------------------  --------------------

Total liabilities and shareholders' equity                     $ 134,987,822           $77,725,253
                                                          ======================  ====================

                 See Notes to Consolidated Financial Statements.



                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                          THREE MONTHS AND NINE MONTHS
                  ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)

                                                                   Three Months Ended                       Nine Months Ended
                                                                      September 30,                            September 30,
                                                          --------------------------------------   ---------------------------------

                                                                  1999                1998                 1999             1998
                                                             --------------     --------------     -----------------   -------------

Sales                                                        $  29,324,117      $   17,799,542          $78,602,490    $  38,871,478
Cost of goods sold                                              17,973,180          10,660,308           48,254,253       23,222,131
                                                             --------------     --------------    -----------------    -------------


Gross Profit                                                    11,350,937           7,139,234           30,348,237       15,649,347

Selling, general & administrative expenses                       7,591,303           4,053,074           19,843,437        9,116,655
Depreciation and amortization                                      579,462             322,296            1,511,878          655,455
                                                             --------------     --------------    -----------------    -------------

Total operating expenses                                         8,170,765           4,375,370           21,355,315        9,772,110
                                                             --------------     --------------    -----------------    -------------

Operating income                                                 3,180,172           2,763,864            8,992,922        5,877,237
Interest expense                                                 2,545,279           1,008,785            5,587,962        1,621,558
                                                             --------------     --------------    -----------------    -------------

Income before income taxes and extraordinary charge                634,893           1,755,079            3,404,960        4,255,679
Provision for income taxes                                         285,702             719,582            1,484,581        1,744,828
                                                             --------------     --------------    -----------------    -------------

Income before extraordinary charge                                 349,191           1,035,497            1,920,379        2,510,851

Extraordinary charge in connection with the early
    extinguishment of debt (less applicable income
    taxes of $1,187,604)                                                --                  --            1,451,516               --
                                                             --------------     --------------    -----------------    -------------

Net income                                                    $    349,191      $    1,035,497    $         468,863    $   2,510,851
                                                             ==============     ==============    =================    =============

Net income                                                    $    349,191      $    1,035,497    $         468,863    $   2,510,851
Deduct: Preferred Stock dividend                                        --              99,185                   --          165,311
      Imputed non-cash Preferred Stock dividend                         --             663,510                   --        1,075,988
                                                              =============     ==============    =================   ==============

Net income used in per common share calculation               $    349,191      $      272,802    $         468,863    $   1,269,552
                                                              =============     ===============   =================   ==============

Per common share:
----------------
Income per common share before extraordinary charge           $        .05              $   .06   $             .33    $         .31
Extraordinary charge                                                    --                   --                (.25)              --
                                                              ------------      ---------------   -----------------   --------------
  Net income per common share                                 $        .05      $           .06   $             .08    $         .31
                                                              ============      ===============   =================   ==============
Per diluted common share:
-------------------------
Income per diluted common share before extraordinary charge   $        .05      $           .06   $             .32    $         .31
Extraordinary charge                                                    --                   --                (.24)              --
                                                              -------------     ---------------   ------------------   -------------
Net income per diluted common share                           $        .05      $           .06   $             .08    $         .31
                                                              =============     ===============   ==================   =============

Average number of common shares outstanding                      6,672,054            4,738,766            5,864,741       4,099,800
                                                              =============     ===============    =================   =============

Average number of diluted common shares outstanding              6,736,699           4,807,210            5,932,467        4,807,796
                                                              =============     ===============    =================   =============

                 See Notes to Consolidated Financial Statements.



                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                      September 30,             September 30,
                                                                                          1999                       1998
                                                                                ------------------------  ------------------------
Cash flows from operating activities:
  Net income                                                                             $    468,863              $   2,510,851
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                         1,511,878                    655,455
      Provision for doubtful accounts                                                              --                     39,085
      Extraordinary charge in connection with the early extinguish-
          ment of debt (less applicable income taxes of $1,187,604)                         1,451,516                         --
  Change in assets and liabilities:
     Increase in accounts receivable                                                       (1,281,776)                (3,316,642)
     (Increase) decrease in other receivables                                                (203,812)                    15,867
     Increase in inventories                                                               (6,329,473)                (4,194,867)
     Increase in accounts payable                                                           2,117,401                  1,217,985
     (Decrease) increase in accrued expenses                                                 (898,978)                   522,967
     (Decrease) increase in income taxes payable                                           (1,828,941)                 1,007,840
     Increase in deferred income taxes                                                        125,477                    457,137
     Increase in other assets                                                                (377,606)                  (303,768)
                                                                                ------------------------  -----------------------

     Net cash used in operating activities                                                 (5,245,451)                (1,388,090)
                                                                                ------------------------  -----------------------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                                       (29,719,345)               (17,672,524)
  Acquisition of property and equipment                                                      (339,310)                  (568,679)
                                                                                ------------------------  -----------------------
     Net cash used in investing activities                                                (30,058,655)               (18,241,203)
                                                                                ------------------------  -----------------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                                         4,870,946                  5,647,799
  Proceeds from long-term debt financing                                                   72,500,000                 30,000,000
  Repayment of long-term debt                                                             (35,000,000)                (9,583,334)
  Repayment of revolving facilities                                                                --                 (5,472,340)
  Fees and expenses associated with long-term debt financing                               (4,112,982)                (1,976,300)
  Extraordinary charge in connection with the early extinguish-
    ment of debt (less applicable income taxes of $1,187,604)                              (1,451,516)                        --
  Proceeds from capital lease for computer system                                                  --                    371,228
  Payments on capital leases                                                                 (105,867)                   (63,943)
  Payments in respect of exercise of put options                                              (67,939)                        --
  Payments on notes issued for acquired businesses                                           (143,644)                   (81,310)
                                                                                ----------------------  -------------------------
     Net cash provided by financing activities                                             36,488,998                 18,841,800
                                                                                ----------------------  -------------------------

Increase (decrease) in cash and cash equivalents                                            1,184,892                   (787,493)
Cash and cash equivalents at beginning of period                                              229,285                    875,080
                                                                                ======================  =========================

Cash and cash equivalents at end of period                                             $    1,414,177               $     87,587
                                                                                ========================  =======================




                 See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

           Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


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

           The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $10,315,928 of cost in excess of net assets of the business acquired.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Note 3.    Acquisition of Capital Fasteners, Inc.

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

           The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $9,699,898 of cost in excess of net assets of the business acquired.


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

           The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $8,053,374 of cost in excess of net assets of the business acquired.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Note 5.    Acquisitions - Pro forma financial information.

           The following unaudited pro forma information for the three and nine month periods ended September 30, 1999 and 1998 presents the combined operating results of: the Company; Fas-Tronics, Inc., a Texas corporation ("Fas-Tronics"), Fortune Industries, Inc., a Texas corporation ("Fortune"), and the operations of AFCOM, Inc., a Florida corporation ("AFCOM"), which were acquired in the second half of 1998; and Action, Capital and Olympic, as though each of the acquisitions had been made on January 1, 1998. The unaudited pro forma combined summary of operations includes the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding since January 1, 1998. The pro forma net income per common share and diluted common share assume that all shares of common stock of the Company outstanding as of September 30, 1999 were outstanding as of January 1, 1998. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1998 or results which may occur in the future:


                                                                Three months ended                         Nine months ended
                                                                   September 30,                             September 30,
                                                    ---------------------------------------    -------------------------------------
                                                          1999                 1998                      1999            1998
                                                    -----------------    --------------------  ---------------------- --------------

Sales                                                 $  29,324,117       $  28,757,542        $        87,861,744    $   83,016,870
                                                    -----------------    --------------------  ---------------------- --------------

Operating income                                          3,180,172            4,154,437                10,057,588        11,525,615
                                                    -----------------    --------------------  ---------------------- --------------

Net income                                            $     349,191         $  1,127,052       $         1,820,566    $    2,528,596
                                                    ================ ====================      ====================   ==============

Net income                                            $     349,191         $  1,127,052       $         1,820,566    $    2,528,596
Less:
   Preferred stock dividends                                     --               99,185                        --           165,311
   Imputed non-cash dividend                                     --              663,510                        --         1,075,988
                                                    ================ ====================      ====================   ==============

Net income used in per
   common share calculation                           $     349,191      $      364,357        $        1,820,566     $    1,287,297
                                                    ================     ================      ====================   ==============

Pro forma net income per common share                 $         .05      $        $ .10        $              .26     $         .32
                                                    ================     ================      ====================   ==============

Pro forma net income per diluted common
   share                                              $         .05                $ .10                     $ .26             $ .32
                                                    ================  ===================     =====================   ==============

Average number of common shares
   outstanding                                            6,672,054            3,692,551                 6,919,381         4,047,071
                                                    ================ ====================      ====================   ==============

Average number of diluted
   common shares outstanding                              6,736,699            6,293,198                 7,020,101         5,864,575
                                                    ================ ====================      ====================  ===============

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Note 6.   Revolving Credit Facility and Long-Term Debt.

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

           The senior secured credit facility consists of a four and one-quarter year term loan for $52,500,000 and a $22,500,000 revolving credit facility. The term loan is divided into two notes: Note A for $25,000,000 and Note B for $27,500,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At September 30, 1999, $10,222,458 was borrowed and outstanding under the revolving facility. Of the remaining amount of the $22,500,000 revolving facility, $12,277,542 was available at September 30, 1999 for future working capital needs. Interest on the revolving facility is due monthly at the prime rate plus 1.5%, with a minimum rate of interest of 9.25% per annum. The Company can elect a LIBOR Rate Election for amounts borrowed and outstanding under the revolving facility. During all times that a LIBOR Rate Election is in effect, the interest due on the principal amount of the LIBOR revolving credit portion outstanding is at an interest rate of LIBOR plus 2.75%. Interest on term loan Note A is due monthly at the prime rate plus 1.5% with a minimum rate of interest of 9.5% per annum. Interest on term loan Note B is due monthly at the prime rate plus 3% with a minimum rate of interest of 11% per annum.

           Interest on the $20,000,000 senior subordinated debt is due quarterly in arrears at a fixed rate of 12.5% payable in cash and 2.00% payable in kind. Principal on the senior subordinated debt is payable in full at the end of six years. In connection with the financing, the Company issued 680,000 shares of the Company's common stock to the senior subordinated lenders.

           Under the terms of both the senior secured credit facility and the senior subordinated notes, the Company is required to meet certain financial covenants. At September 30, 1999, the Company was in compliance with such covenants under the respective agreements, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three month and nine month periods ended September 30, 1999.

           The results of  operations  through  September  30, 1999  include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc., a Delaware corporation ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc., an Arizona corporation ("IMS") and its lithium battery and battery pack distribution business, Power Components, Inc., a Pennsylvania corporation ("PCI"). QDL, formerly Quest Electronic Hardware, Inc., also includes the operating results of Fortune, Fas-Tronics, AFCOM, Action, Capital and Olympic since their dates of acquisition.

           The Company's revenues for the three month and nine month periods ended September 30, 1999 amounted to $29,324,117 and $78,602,490, respectively, compared with $17,799,542 and $38,871,478 for the comparable prior year periods. The significant growth in the Company's revenues for the periods is primarily attributable to the acquisitions of Fortune, Fas-Tronics, AFCOM, Action, Capital and Olympic, as well as the internal growth of the other QDL branches and the opening of a new QDL branch in Grand Rapids, MI during the second quarter of 1998. The revenues associated with the above acquired businesses for the three and nine month periods ended September 30, 1999 amounted to $15,651,509 and $38,564,852, respectively.

           The Company's operating income for the three month and nine month periods ended September 30, 1999 was $3,180,172 and $8,992,922, respectively, compared with operating income of $2,763,864 and $5,877,237 for the comparable prior year periods. The increase in operating income for the three month and nine month periods ended September 30, 1999, compared with the comparable prior year periods, is primarily due to the increased operating income attributable to the acquired businesses. Operating income as a percentage of sales for the three month and nine month periods ended September 30, 1999 amounted to 10.8% and 11.4%, respectively, compared with 15.5% and 15.1% for the three month and nine month periods ended September 30, 1998, respectively. This decline is due primarily to the higher level of selling, general and administrative expenses associated with expansion to support growth in Anaheim, CA, Grand Rapids, MI, San Diego, CA and San Jose, CA and the opening of new branches in Tucson, AZ, and Nogales, Mexico, as well as the increased amortization of goodwill related to the acquisitions. In addition, the operating expenses of the acquired businesses include redundant costs which will be eliminated by the integration of these businesses.

           Interest expense, which reflects the cost of borrowings associated with the acquisitions of Fortune, Fas-Tronics, AFCOM, Action, Capital and Olympic, as well as borrowings associated with QDL's working capital needs, for the three month and nine month periods ended September 30, 1999 amounted to $2,545,279 and $5,587,962, respectively. For the comparable periods of the prior year, the Company's results include interest expense of $1,008,785 and $1,621,558, respectively. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisitions of Fortune, Fas-Tronics, AFCOM, Action, Capital and Olympic and to support the working capital needs of QDL.

           The provision for income taxes for the three month and nine month periods ended September 30, 1999 reflects a federal income tax provision at effective rates of 39.6% and 38.0% respectively, and a state income tax provision at effective rates of 5.4% and 5.6%, respectively, for the states in which the Company does business. The provision for income taxes for the three month and nine month periods ended September 30, 1998 reflects a federal income tax provision at an effective rate of 35% and a state income tax provision at an effective rate of 6%.

           Net income for the three months ended September 30, 1999 amounted to $349,191, compared with $1,035,497 for the comparable prior year period. During the second quarter of 1999, the Company refinanced its existing debt and, as a result, incurred an extraordinary charge to earnings in the second quarter for the unamortized balance of loan costs related to the previous financing. Income for the nine months ended September 30, 1999, before the extraordinary charge in connection with the early extinguishments of debt, amounted to $1,920,379, compared with net income of $2,510,851 for the comparable prior year period. After the extraordinary charge, the net income for the nine months September 30, 1999 amounted to $468,863. The decline in income before the extraordinary charge in the current year periods as compared with the net income in the comparable prior year periods reflects the increased interest expense associated with the financing of acquisitions, increased selling, general and administrative expenses, as well as the redundant expenses associated with the acquired businesses, partially offset by the growth in operating income attributable to the acquired businesses.

Liquidity and Capital Resources

           As of September 30, 1999, the Company had $1,414,177 in cash and short-term investments, compared to $229,285 as of December 31, 1998. As of September 30, 1999, the Company had working capital of $40,758,804, compared with working capital of $22,627,028 as of December 31, 1998.

           For the nine months ended September 30, 1999, the net cash used by the Company's operating activities amounted to $5,245,451, principally reflecting the increase in inventories and receivables and decreases in accrued expenses and income taxes payable, as well as the increases in other assets and other receivables, offset in part by the profits of the Company and the increase in accounts payable.

           For the nine months ended September 30, 1999, the net cash used in the Company's investing activities amounted to $30,058,655, including $26,587,567 net cash consideration paid in connection with the acquisitions of Action, Capital and Olympic and $3,131,778 net cash consideration paid in connection with the deferred purchase prices of Calfast, Fortune, Fas-Tronics and IMS. The Company also had capital expenditures of $339,310 for the acquisition of fixed assets. The Company does not have significant commitments for capital expenditures as of September 30, 1999 and no significant commitments are anticipated for the remainder of 1999.

           For the nine months ended September 30, 1999, the net cash provided by the Company's financing activities amounted to $36,488,998, which consists of $72,500,000 of borrowings associated with the acquisitions of Action, Capital and Olympic and the refinancing of existing bank debt, $4,870,946 of bank borrowings under the Company's revolving credit facility, reduced by long-term debt principal payments of $35,000,000, fees and expenses associated with the subordinated debt financing and the new senior secured financing of $4,112,982, $1,451,516 written off as an extraordinary charge in connection with the early extinguishments of debt (less applicable income taxes of $1,187,604), principal payments of $105,867 on various capital leases, principal payments of $143,644 on notes issued for acquired businesses and payments of $67,939 in respect of the exercise of put options.

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

           The senior secured credit facility consists of a four and one-quarter year term loan for $52,500,000 and a $22,500,000 revolving credit facility. The term loan is divided into two notes: Note A for $25,000,000 and Note B for $27,500,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving facility. At September 30, 1999, $10,222,458 was borrowed and outstanding under the revolving facility. Of the remaining amount of the $22,500,000 revolving facility, $12,277,542 was available at September 30, 1999 for future working capital needs. Interest on the revolving facility is due monthly at the prime rate plus 1.5%, with a minimum rate of interest of 9.25% per annum. The Company can elect a LIBOR Rate Election for amounts borrowed and outstanding under the revolving facility. During all times that a LIBOR Rate Election is in effect, the interest due on the principal amount of the LIBOR revolving credit portion outstanding is at an interest rate of LIBOR plus 2.75%. Interest on term loan Note A is due monthly at the prime rate plus 1.5% with a minimum rate of interest of 9.5% per annum. Interest on term loan Note B is due monthly at the prime rate plus 3% with a minimum rate of interest of 11% per annum.

           Interest on the $20,000,000 senior subordinated debt is due quarterly in arrears at a fixed rate of 12.5% payable in cash and 2.00% payable in kind. Principal on the senior subordinated debt is payable in full at the end of six years. In connection with the financing, the Company issued 680,000 shares of the Company's common stock to the senior subordinated lenders.

           Under the terms of both the senior secured credit facility and the senior subordinated notes, the Company is required to meet certain financial covenants. At September 30, 1999, the Company was in compliance with such covenants under the respective agreements, as amended. The Company believes that it will be in compliance with such covenants for future periods or that it will be able to obtain appropriate amendments.

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

           The Year 2000 issue may affect the Company's internal systems, including information technology ("IT") and non-IT systems. The Company's IT system is prepared to handle all dating implications associated with the new millennium. In addition, the Company's management recently has completed its assessment of the readiness of all its systems for handling the Year 2000 and has concluded that all material systems will be compliant by the Year 2000. The costs to address the Year 2000 issue have not been material.

           All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third-party supply chain. Management has completed a survey and plan for working with key third-parties to understand their ability to continue providing services and products through the change to 2000 and has received and evaluated the responses to these surveys. The Company has concluded that all of its key vendors, distributors, and resellers appear to be 2000 compliant. However, should any of the Company's key third-parties be effected by the Year 2000 issue, contingency plans have been developed by the Company in order to avoid any business interruptions in the Year 2000.


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

           b)  Reports on Form 8-K:

               A Current Report on Form 8-K, dated June 30, 1999 was filed July 15, 1999 in connection with the acquisitions of Action, Capital and Olympic, and an amendment thereto was filed August 13, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUESTRON TECHNOLOGY, INC.


                                        (1) Principal Executive Officer:

Date:   November 15,  1999                  /s/ Dominic A. Polimeni
        ------------------                  ----------------------------
                                            Dominic A. Polimeni
                                            Chairman and Chief Executive Officer

                                        (2) Principal Financial and Accounting
                                            Officer:

Date:    November 15,  1999                  /s/ Robert V. Gubitosi
         ------------------                  ---------------------------
                                             Robert V. Gubitosi
                                             President and Chief Financial
                                             Officer

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

10.26 Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of October 1, 1999, by and among Questron Technology, Inc., certain of its direct and indirect Subsidiaries identified therein, each of the Lenders signatory thereto, Congress Financial Corporation and Ableco Finance LLC.

10.27 Amendment to Note Agreement, dated as of September 29, 1999, by and among Questron Operating Company, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunties Fund, LLC, The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company.

27.1          Financial Data Schedule