Form 10-K
period 1999-12-31
QUESTRON TECHNOLOGY INC
filed 2000-03-30
CIK 732152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------EXCHANGE ACT OF 1934

                                For the fiscal year ended DECEMBER 31, 1999

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -------EXCHANGE ACT OF 1934

                    For the transition period from ________to __________

                    Commission file number 0-13324

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          23-2257354
-------------------------------                 --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  6400 Congress Avenue, Suite 2000,                          33487
     Boca Raton, FL
-----------------------------------             --------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (561) 241 - 5251
                                ----------------

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

                     Series IV Common Stock Purchase Warrant
--------------------------------------------------------------------------------
                                (Title of class)

                         Preferred Share Purchase Right
                       to Purchase 1/1,000th of a share of
    Series A Junior Participating Preferred Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes X            No
                                                      --------        --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any
amendments to this Form 10-K   ---------

                  As of March 23, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $41,317,598. In addition, as of March 23, 2000, the aggregate market value of Series IV Common Stock Purchase Warrants held by non-affiliates of the registrant was approximately $10,493,888.

         As of March 23, 2000, there were 8,045,881 shares of the registrant's common stock and 4,000,000 of the registrant's Series IV Common Stock Purchase Warrants outstanding.

The following documents are incorporated herein by reference: Certain exhibits are incorporated herein by reference as set forth in Item 14 (a) 3., Exhibits,in Part IV.

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Questron Technology, Inc. (the "Company" or "Questron") provides supply chain management solutions and inventory logistics management services for small parts commonly referred to as C inventory items (fasteners and related products) focused on the needs of original equipment manufacturers ("OEMs") through its wholly owned subsidiary, Questron Distribution Logistics, Inc. ("QDL") (formerly named Quest Electronic Hardware, Inc.). The Company is also a master distributor of fasteners through its wholly owned subsidiary Integrated Material Systems, Inc. ("IMS") and a distributor of lithium batteries through its wholly owned subsidiary Power Components, Inc. ("PCI").

         Effective April 1, 1999, QDL acquired 100% of the stock of Action Threaded Products, Inc., a privately owned value-added distributor of stainless steel fasteners and related items headquartered in Chicago, Illinois, with branches in Norcross, Georgia, Minneapolis, Minnesota, Grand Rapids, Michigan, Milwaukee Wisconsin, and Columbus, Ohio, with a primary focus on industrial manufacturers. Effective April 1, 1999, QDL also acquired 100% of the stock of Capital Fasteners, Inc., a privately owned provider of inventory logistics management services and a value-added distributor of fasteners and related items headquartered in High Point, North Carolina, with branches in Chesapeake, Virginia and Jacksonville, Florida, with a primary focus on the non-automotive transportation industry. Effective April 1, 1999, QDL also acquired certain of the operating assets of Metro Form Corporation d.b.a. Olympic Fasteners and Electronic Hardware, a privately owned provider of inventory logistics management services and a value-added distributor of fasteners and related items headquartered in Cleveland, Ohio, with branches in Cincinnati, Ohio, and Pompano Beach, Florida, with a primary focus on the telecommunications industry. Effective October 1, 1999, QDL acquired 100% of the stock of B&G Supply Company, Inc., a privately owned distributor of fasteners and other C inventory items located in Tyler, Texas, with a primary focus on the non-automotive transportation industry.

BUSINESS

         QDL provides its customers with supply chain management solutions and inventory logistics management services, such as bin-stock replenishment and other just-in-time inventory management programs, and is the outsourced materials management function for many of its customers, providing complete supply chain management solutions from procurement to deployment of the products managed. QDL serves more than 6,000 diversified customers in industries such as industrial products, military aerospace, commercial aerospace, consumer products, transportation, furniture, telecommunications, semiconductor fabrication equipment, contract manufacturing, computers and networking and medical electronics.

         Small parts, commonly referred to as C inventory items, are typically low unit cost, high volume parts that are (i) complex due to the multiplicity of items; (ii) consume large amounts of administrative resources; and (iii) are labor intensive in preparation for the production line. C items include, but are not limited to, screws, bolts, nuts, washers, pins, rings, fittings, springs, spacers, standoffs, plastic components, cable ties and accessories, drawer slides, connectors and similar parts. According to an industry study, sales of fasteners in 1999 were approximately $8.0 billion in the United States. The OEM market represents in excess of 80% of the total U.S. fastener market, the maintenance and repair operations ("MRO") market accounts for 13% of the market, with construction and other markets accounting for the remaining 7%. The United States fastener market is estimated to have over 1,900 distributors. The Company believes that the supply chain management solutions and inventory logistics management services industry is in the early stages of consolidation, and the Company plans to participate in the consolidation of the industry. The Company believes that its broad selection of C inventory items, high quality services, professional management team, and strong competitive position will allow it to be one of the leading consolidators.

         C inventory items constitute a majority of the total number of parts needed by an OEM to manufacture its products, but represent only a small fraction of the total materials cost. The cost for an OEM to manage its inventory of C items internally is relatively high due to: (i) the large number of C items in inventory; (ii) the inability of an OEM to achieve scale economies that QDL is able to derive from servicing multiple customers; (iii) the risk of interruptions for just-in-time ("JIT") manufacturing operations; and (iv) the need to perform quality assurance testing of the fasteners and other C inventory items. The Company believes that OEMs are increasingly outsourcing their C item inventory procurement and management needs to specialists like the Company in order to focus on their key competency, their core manufacturing businesses, thereby reducing costs. To further reduce costs, many manufacturers are seeking to consolidate the number of suppliers they use and are selecting companies with extensive product lines who can also provide inventory-related services. To capitalize on these trends, the Company offers a broad array of C items, and provides a variety of related procurement and inventory management services, including inventory management information systems and reports, JIT delivery programs, quality assurance, advisory engineering services, component kit production and delivery, and electronic data interchange ("EDI") applications.

         The Company's combined net sales have increased at a compound annual rate of approximately 13% per year over the five years ended December 31, 1999, adjusted for 1997, 1998 and 1999 acquisitions to reflect true internal growth. The Company has generated such growth primarily by expanding its supply chain management solutions and inventory logistics management services, the breadth of its product offerings and value-added services, which has allowed the Company to increase its sales to existing customers and attract new customers.

INDUSTRY OVERVIEW

         Companies operating in the supply chain management solutions and inventory logistics management services business can generally be characterized by the end-users they serve, which are comprised broadly of OEMs, MROs and construction companies. The traditional C item distribution market is similar to most industrial distribution markets. C items are purchased from both domestic and overseas manufacturers and sold to both domestic and overseas customers. The majority of these C items are sold to OEM and MRO clients on a purchase order basis. Some smaller distributors specialize along industry lines because of the uniqueness of customer requirements. Other smaller distributors provide a wide range of C items used for general assembly. The Company provides a wide range of C items to meet the specialized needs of its OEM customers.

         Customer demand for supply chain management solutions and inventory logistics management services including electronic data interchange has required industry participants to invest in the development and utilization of sophisticated computer systems in order to remain competitive. Automated inventory picking, component kit assembly and quality control procedures also require investments in personnel and equipment. In addition, many customers are seeking to reduce their operating costs by decreasing the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services. QDL believes that these trends have placed a substantial number of small, owner-operated fastener distributors at a competitive disadvantage because of their limited product lines and inventory systems. In addition, many of these smaller distributors have limited access to the capital resources necessary to provide working capital needed to provide a full range of services to their customers.

BUSINESS STRATEGY

         The Company intends to become one of the premier national providers of supply chain management solutions and inventory logistics management services for C inventory items focused on the needs of OEMs. QDL seeks to develop and supply inventory-related services designed to reduce its customers' operating costs. Quality assurance, JIT delivery programs and component kit production are examples of such services currently provided by QDL to its customers. By supplying such services, QDL strives to become integrated into its customers' internal manufacturing processes and be able to anticipate its customers' needs, which the Company believes results in improved profitability and customer retention.

         OEMs and other customers choose suppliers based, in significant part, on the quality of the service supplied. QDL believes that its superior customer service depends on its well-trained, technically competent workforce and its belief that its workforce provides an advantage over other distributors of C inventory items. QDL continually reviews its training and operating practices to insure the highest standards of quality and customer service are maintained throughout its operations. As part of its commitment to superior quality and customer service, the Company is SSQA compliant (SEMATECH Quality Standard) and ISO 9002 (International Standards Organization) certified or compliant, becoming certified as required by its customers on a branch location basis.

         One of the primary goals of the Company is to accelerate internal growth both by expanding the range of products and services provided to existing customers and by aggressively pursuing new customers. The Company believes that it will be able to expand sales to existing customers by capitalizing on (i) diverse product offerings and marketing expertise, (ii) cross-selling opportunities across the Company's customer base, and (iii) access to financial resources that are necessary to support the demands of its customers. The Company intends to broaden its geographic coverage, which will present opportunities to capture new business as well as additional business from existing customers that operate nationwide.

         The Company has centralized appropriate administrative functions and used its increased purchasing power to improve contractual relationships and gain volume discounts from its suppliers. The Company has also improved productivity through enhanced inventory management procedures, standardization of its quality procedures, and the consolidation of its information systems and employee benefit plans. All of the acquired businesses operate through an on-line, real-time computer system except its aerospace businesses, Fas-Tronics, Inc. and Fortune Industries, Inc., Action Threaded Products, Inc., its stainless steel business, and B&G Supply Company, Inc. The Company intends to fully integrate these businesses in 2000.

         The Company pursued an aggressive acquisition program during 1997, 1998 and 1999, having completed 11 acquisitions during that period. As described above, the Company believes that the supply chain management solutions and inventory logistics management services business for C inventory items is highly fragmented and in the early stages of consolidation. The Company intends to acquire other businesses focused on C inventory items in order to enter new industries and markets, increase sales in certain industries it currently serves, develop new customer relationships with major OEMs, expand the geographical reach of the Company, and expand its range of products and services. Potential acquisition candidates will be evaluated on the strength of management, profitability, quality of customer base and service, and industry orientation. The Company believes it will continue to be regarded by acquisition candidates as an attractive acquirer because of (i) its ability to create professionally managed supply chain management solutions and inventory logistics management services for C inventory items focused on the needs of original equipment manufacturers; (ii) its ability to acquire businesses with a combination of cash and publicly traded stock; (iii) the Company's access to financial resources as a public company to support growth; and (iv) the potential for increased profitability of the acquired company due to purchasing economies, centralization of administrative functions, enhanced systems capabilities and access to increased marketing resources.

         To date, management of the companies acquired in 1997, 1998 and 1999 has been instrumental in identifying future acquisition candidates. Several of the principals of such acquired companies have held leadership roles in industry trade associations, which has enabled these individuals to develop relationships with the owners of numerous acquisition candidates across the country. The Company expects that the visibility of these individuals and the Company within the industry will increase the awareness and interest of acquisition candidates in the Company and its acquisition program. The Company has engaged in preliminary discussions with a number of potential acquisition candidates. Such discussions are in various stages and none have as yet resulted in any binding agreements, understandings, arrangements or commitments with respect to any such potential acquisitions. As consideration for future acquisitions, the Company primarily intends to use various combinations of cash and its common stock. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being historical operating results, future prospects of the acquisition candidate and the ability of the candidate to provide entry to new markets or OEM customers.

PRODUCTS

         The Company stocks over 100,000 different C inventory items, generally denoted by a unique standard identifier known as a Stock-keeping Unit ("SKU"). The SKUs fall into two general categories: fasteners and other C inventory items.

         Fasteners sold by QDL include screws, bolts, nuts, washers, rings, pins, rivets and staples. These items come in a variety of materials, sizes, plantings, and shapes. The item sold is driven by the end-use requirement or specification of the fastener, such as strength, resistance to corrosion, reusability, and many other factors. QDL's sales and purchasing departments have extensive knowledge of the available products offered by fastener manufacturers, and play an important role in assisting OEMs in selecting the appropriate fastener for a given application.

         QDL also distributes other C inventory items used by OEMs to manufacture their products. These items include spacers, standoffs, inserts, clamps, springs, brackets, connectors, small molded parts, cable ties, plugs, hoses, fittings and other products. Like fasteners, these parts come in many shapes, sizes and materials depending upon the designated end-use. OEMs are increasingly requesting that the Company provide these parts because they are often used during the manufacturing or assembly process in conjunction with the fasteners supplied by QDL.

SERVICES

         In connection with its supply chain management solutions and inventory logistics management services, the Company provides a wide range of value-added services including purchasing, quality assurance, inventory management information systems and reports, JIT delivery programs, advisory engineering services, component kit production and delivery, consolidated billing and electronic data interchange applications to OEMs. The OEMs' demand for these services is driven by the reduction in costs achievable through the outsourcing of such functions. Such cost reductions are achievable as a result of the Company's ability to derive economies of scale by providing such services to many customers, which economies the OEM is unable to achieve on its own. These value-added services also benefit the Company by further integrating the Company into its customers' internal manufacturing process.

         Increasingly, manufacturers are outsourcing their inventory management needs to companies like QDL. These services range from installing a simple inventory bin card system to developing a complete turnkey inventory management system with full-time staff. These inventory systems are designed to meet the specific needs of QDL's customers. They range in sophistication from helping the OEM set appropriate order quantities and frequencies to delivering the correct C items to the assembly floor on a JIT basis. In some cases, the Company utilizes computer systems deployed at the OEM's sites to facilitate the management of the C item inventories. Inventory replenishment services and product consolidation services decrease the number of invoices and vendors, lower inventory carrying cost, and allow customers to focus on their key competency, manufacturing.

         OEMs have reduced their operating costs by reducing the number of suppliers they use. QDL provides a wide array of C inventory items and will, upon a customer's request, stock additional parts. As a result, QDL's customers are able to reduce the number of suppliers, distributors as well as manufacturers that they utilize.

         Often OEMs request that QDL package several parts into a package or "kit." A common use of this service is to supply fastener kits included with products the retail consumer is required to assemble. The use of kits has also expanded into the manufacturing environment. Manufacturers frequently desire to have several related fasteners or components arrive at the assembly line in a single package; this ensures that all of the parts arrive at the same time and that no part will be missed in the manufacturing process. This "kit" process aids the manufacturer by decreasing the number of suppliers needed and improves productivity by having the fasteners delivered to the assembly line with the other related parts. Kit services improve the efficiency and effectiveness of the manufacturing line and decrease the number of stockouts and subsequent manufacturing line stoppages.

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

         The Company believes that it will be able to compete effectively because of its strategically situated locations, geographic diversity, knowledgeable and trained sales force, integrated computer system, modern equipment, broad-based product line, long-term customer relationships, combined purchasing volume, operational economies of scale, and expertise in acquiring and integrating businesses. The Company believes that it differentiates itself from its competition in terms of service and quality, and by offering a broad range of products and services.

SALES AND MARKETING

         QDL utilizes a sales force comprised of both inside and outside sales people. QDL markets its products and services primarily to OEMs. QDL generally targets those OEMs that could achieve significant cost savings from the products and services offered by QDL. These would include OEMs that (i) maintain substantial inventories of fasteners and other C inventory items; (ii) utilize multiple suppliers and wish to reduce that number; (iii) experience a significant number of stockouts; (iv) desire to improve the quality and reliability of their products; or (v) desire to improve the efficiency and effectiveness of the manufacturing process. QDL believes that its commitment to consistent quality and service has enabled it to develop and maintain long-term relationships with existing customers, while expanding its market penetration through the use of its sales and marketing program.

CUSTOMERS

         QDL sells C inventory items to more than 6,000 customers. These customers include leading industrial products, military aerospace, commercial aerospace, consumer products, transportation, furniture, telecommunications, semiconductor fabrication equipment, contract manufacturing, computer and computer networking, and medical electronics manufacturing companies. QDL's contracts with its customers for the supply of C items vary in length up to five years and may be cancelled by either party with proper notice. QDL accepts returns of C items and issues a credit in exchange for such returns. Historically, returns have not been of an amount to materially affect the Company's business. For the year ended December 31, 1999, the Company had reported net sales of $109.0 million (pro forma net sales of $120.3 million). The ten largest customers accounted for approximately 31% of QDL's sales in 1999 (on a pro forma basis), with no one customer contributing more than 5.6%.

SUPPLIERS

         Over 1,000 suppliers located in the United States and abroad manufacture the C items sold by QDL. QDL purchases C items directly from manufacturers or, to a lesser degree, from authorized distributors. QDL's decision to purchase from a specific supplier is based on product specifications, quality, reliability of delivery, production lead times and price. In addition, the Company purchases products from foreign suppliers when favorable pricing is available (approximately 12% of purchases for 1999 were from foreign suppliers).

         QDL routinely reviews its supplier base and believes that it is able to purchase C items in sufficient volumes necessary to achieve improved service and pricing. QDL believes that it is not materially dependent on any single supplier and that it currently maintains good relationships with all of its suppliers. The ten largest suppliers accounted for approximately 22% of QDL's purchases in 1999, with the largest supplier accounting for approximately 4%.

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

         The Company received registrations from the United States Patent and Trademark Office in 1997 for the marks "Questron Technology, Inc.(R)" and "Quest Electronic Hardware, Inc.(R)" relating to certain of the Company's services. The Company does not have any patent or copyright applications pending.

MANAGEMENT INFORMATION SYSTEM

         The Company operates a management information system that is used to purchase, monitor and allocate inventory throughout its facilities. The Company believes that its system enables it to manage inventory costs effectively and to achieve appropriate inventory turnover rates. QDL's system includes computerized order entry, sales analysis, inventory status, invoicing and payment, bar-code tracking, and EDI through which the Company offers its customers a paperless electronic process for order entry, shipment tracking, customer billing, remittance processing and other routine matters. The Company's information system operates over a wide-area network. The real-time information system allows each sales and warehouse center to share information and monitor daily progress relating to sales activities, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment, and other measures of performance. The Company's computer system and programs successfully processed all of the Company's transactions without any dating implications associated with the new millennium.

GOVERNMENT REGULATION

         The Fastener Quality Act of 1991, as amended (the "Fastener Act"), was signed into law on November 16, 1990 and was subsequently amended in March 1996, August 1998 and June 1999. The Fastener Act is intended to protect the public safety by deterring the introduction of non-conforming fasteners into commerce and by improving the traceability of fasteners. Generally, the Fastener Act covers fasteners including screws, nuts, bolts or studs with internal or external threads and load indicating washers with nominal diameters of greater than approximately one quarter inch, which contain metal or are held out as meeting a standard or specification that requires through-hardening, and are manufactured to standards and specifications that require a grade mark. Fastners manufactured in accordance with a fastner quality assurance system are not covered by the Fastner Act.

         Companies that provide supply chain management solutions and inventory logistics management services that sell fasteners, such as the Company, are subject to the Fastener Act. The Fastner Act prohibits the manufacturer or distributor from knowingly misrepresenting or falsifying: Fastners' physical, mechanical, or performance identification; the record of conformance for Fastners; or the manufacturer's insignia.

         The Company currently employs quality control personnel at its facilities and believes it will not be obligated to make any significant investment to comply with the Fastener Act. The Company anticipates that the majority of any additional costs resulting from compliance with the Fastener Act will be included in the prices to its customers

         The Company's operations are subject to various federal, state and local laws and regulations, including those relating to worker safety and protection of the environment. The Company provides supply chain management solutions and inventory logistics management services and does not engage in manufacturing of C items. As a result, environmental laws generally have a minimal effect on its operations. The Company believes it is in substantial compliance with applicable regulatory requirements.

INTEGRATED MATERIAL SYSTEMS, INC.

         IMS is a master distributor of fasteners based in Scottsdale, Arizona. The addition of IMS brought to the Company expertise in sourcing products on a worldwide basis and additional materials management skills. IMS sells to distributors nationwide, no one of which contributed more than 21% of IMS's 1999 sales. IMS purchases fasteners principally from Taiwan and Japan, as well as domestic sources. In 1999, IMS's two largest suppliers accounted for approximately 39% and 19%, respectively, of its total purchases.

POWER COMPONENTS, INC.

         PCI is a distributor of lithium batteries and battery packs and assemblies based in Fond du Lac, Wisconsin. PCI sells to distributor and end-user customers nationwide, no one of which contributed more than 6% of its 1999 sales. PCI purchases product from international and domestic manufacturers of batteries, with one such supplier accounting for approximately 73% of its 1999 purchases.

EMPLOYEES

         At March 23, 2000, the Company had 439 full-time employees. The Company is not a party to any collective bargaining agreements. The Company believes that its relationship with its employees is good.

RISK FACTORS

LIMITED COMBINED OPERATING HISTORY; RECENT ACQUISITIONS.

         The Company has grown significantly in the past three years, primarily as a result of acquisitions. The Company has acquired 11 companies since March 1997. As a result, the Company's historical results of operations are not necessarily indicative of future results. Prior to the acquisition of these companies, they were each private companies with different objectives, management information systems and accounting and other standards. Consequently, there is limited information about the performance of the acquired companies under the Company's management that is available for evaluation.

         The acquisitions have been accounted for using the purchase method of accounting and the total purchase prices have been allocated to the assets and liabilities acquired based upon their respective fair values. As a result, the Company has significant non-cash charges for amortization expense related to goodwill. In addition, the Company has substantial indebtedness in connection with the acquisitions for which it will have significant debt service requirements.

RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY.

         A disciplined acquisition program is part of the Company's business strategy. The success of this program in the future will depend upon finding strategic acquisition candidates that would expand and complement the Company's business at attractive prices. The Company expects to face competition for acquisitions, which may limit the number of acquisition opportunities and lead to higher acquisition prices. The Company cannot ensure that it will be able to identify additional acquisition candidates on terms acceptable to the Company or in a timely manner, enter into acceptable agreements or close any such transactions. In addition, the Company may not be able to integrate newly acquired businesses successfully without unplanned costs, delays or other difficulties and the Company may not be able to achieve its targeted synergies and cost savings.

         The Company may finance future acquisitions through internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of these sources. The Company may not be able to obtain any required additional financing on terms that are acceptable to the Company and the Company may be limited in its ability to issue equity if the

Company's common stock does not maintain a sufficient market value or if potential acquisition candidates are unwilling to accept common stock in exchange for the sale of their businesses. The Company's inability to obtain the necessary funds to make such acquisitions may have a material adverse effect on its ability to affect its acquisition strategy and to continue to grow its business.

THE MARKET PRICE FOR THE COMPANY'S COMMON STOCK COULD BE AFFECTED BY SHARES THAT BECOME ELIGIBLE FOR SALE IN THE FUTURE

Shares of the Company's common stock may be sold in the public market, subject in some cases to the volume and other limitations of Rule 144 under the Securities Act of 1933, as amended, including, following their issuance, shares of common stock underlying warrants, options, and issued in the future in connection with acquisitions by the Company. To fulfill its obligations to certain persons, in April 2000, the Company plans to file under the Securities Act of 1933, as amended, a registration statement with the Securities and Exchange Commission registering for sale by these persons, from time to time, approximately 2,340,000 shares of its common stock, including shares underlying options and warrants. The Company is not aware of any obligation of these persons to sell the shares to be registered for sale under the registration statement. The sale, or availability for sale, of substantial amounts of common stock in the public market could adversely affect the prevailing market price of the common stock.

CHALLENGES OF BUSINESS INTEGRATION -- THE COMPANY MAY NOT BE ABLE TO INTEGRATE ITS ACQUIRED BUSINESSES SUCCESSFULLY.

         Since March 1997, the Company has acquired 11 businesses. Although all acquisitions are subject to risks, the high number and aggregate size of the acquisitions the Company has completed since March 1997 subject the Company to greater risks than usual. In particular, successful integration of these companies, or any other companies that the Company may acquire in the future, into the Company's business presents the Company with significant challenges. The process of integration could divert management's attention from its daily operation, require the implementation of enhancements to the Company's operational and financial systems, require additional management, operational and financial resources, and place significant demands on the Company's management and infrastructure. Successful integration will also depend on a number of other factors, including the Company's ability to maintain the quality of services it provides to its customers and the recruitment, motivation and retention of qualified personnel. The Company cannot ensure that it will be able to succeed with such integration or effectively manage newly acquired businesses or that such business will perform as expected. In addition, the Company cannot ensure that the acquired companies will not have additional liabilities or contingencies that the Company did not anticipate at the time of the acquisitions.

THE COMPANY FACES THE PRESSURES OF A COMPETITIVE INDUSTRY.

         The Company is engaged in a highly fragmented and competitive industry. Competition is based primarily on service, quality and geographic proximity. The Company competes with a large number of other companies, that also provide supply chain management solutions and inventory logistics management services for C inventory items focused on the needs of OEMs, on a regional and local basis, some of which have greater financial resources and technical expertise than the Company. In addition, these competitors may have greater established customer relationships with certain customers for whose business the Company competes and may offer lower prices on competing products. Furthermore, the potential growth of the market in which the Company competes may attract new participants, as they perceive opportunities. The Company cannot ensure that it will be able to compete successfully with its existing or future competitors.

THE COMPANY DEPENDS ON SIGNIFICANT CUSTOMERS.

         For the year ended December 31, 1999, on a pro forma basis, the Company's ten largest customers accounted for approximately 31% of its sales, with no one customer contributing more than 5.6%. These sales arrangements are terminable upon short notice and none of these customers is obligated to continue to use the Company's services, or acquire the Company's products, at all or at existing prices. The dependence on significant customers subjects the Company to significant financial risk in the operation of its business. The Company's ability to maintain these customer relationships and build new customer relationships is dependent, among other things, upon the Company's ability to maintain high quality standards and competitive prices. The Company cannot ensure that it will maintain these relationships. The loss of any of these significant customers or any other significant customer for any reason or a reduction in business with a significant customer for any reason could result in a material loss of revenue or otherwise have a material adverse effect on the Company's business. In addition, from time to time, certain of the Company's customers may seek to implement competitive bidding and other procedures designed to reduce prices for C inventory items, which may lower the Company's gross margins on sales to these customers. The Company will seek to mitigate any adverse impact to gross margins in the future through its own cost reduction initiatives and by providing additional services to these customers, however, the Company can not ensure the timing or the extent to which such mitigating efforts will offset lower margins, if at all.

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

THE COMPANY DEPENDS ON ITS INFORMATION SYSTEMS.

         The Company operates a management information system that is used to purchase, monitor and allocate inventory throughout its facilities. The Company believes that its information system is an integral part of its business and certain growth strategies are contingent upon such system. The Company depends heavily on its management information system to provide real-time information used in monitoring progress relating to sales activities, credit approval, inventory levels, stock balancing, vendor returns and order fulfillment. Any disruption in the operation of the Company's information system could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

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

THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS.

         The Company's high level of debt could interfere with its ability to meet its obligations under its Senior Secured Credit Facility and its Senior Subordinated Notes. At December 31, 1999, the Company had total indebtedness of approximately $89.6 million, representing 72.2% of its total capitalization. In addition, subject to restrictions in the Senior Secured Credit Facility, Questron may incur up to $10.6 million of additional borrowings under the revolving credit portion of the Senior Secured Credit Facility from time to time to finance acquisitions, provide for working capital or capital expenditures, or for other purposes.

         The Company's level of indebtedness could increase its vulnerability to general economic and industry conditions, limit its ability to fund capital expenditures, future acquisitions, working capital, and other general corporate requirements, limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates, and place the Company at a competitive disadvantage to its competitors that have less debt. The Company currently expects that it will be able to service its debt out of cash flow from operations. If the Company is unable to generate sufficient cash flow to meet its debt service obligations, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or raising equity capital. Each of these alternatives is dependent upon financial, business and other general economic factors that affect the Company, many of which are beyond its control. The Company cannot make any assurances that any of these alternatives could be accomplished on satisfactory terms or that they would yield sufficient funds to refinance the Senior Secured Credit Facility or the Senior Subordinated Notes.

THE COMPANY DEPENDS ON KEY MANAGEMENT.

         The Company's success depends largely upon the efforts, abilities and expertise of its executive officers and other senior managers, including Dominic
A. Polimeni, its Chairman, and Chief Executive Officer, as well as the executive management of its operating units. In addition, the Company may depend on the management of any significant business the Company acquires in the future. The loss of the services of one or more of such individuals could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

MANAGEMENT CONTROL.

         Management owns approximately 52% of the Company's outstanding shares of common stock. Accordingly, management has the ability to direct many of the Company's affairs and actions, including actions requiring stockholder approval.

ITEM 2.  PROPERTIES.

         The Company is headquartered at 6400 Congress Avenue, Suite 2000, Boca Raton, Florida 33487, operating from 33 well-equipped modern facilities, all but one of which are leased, as follows:

         Boca Raton, Florida (Company headquarters) - occupies 6,500 square feet of office space under a lease expiring May 18, 2002, which space is approximately 90% utilized;

         Anaheim, California - occupies 3,000 square feet of office space and 17,000 square feet of warehouse space under a lease expiring March 1, 2016, which space is approximately 90% utilized;

         Austin, Texas - occupies 900 square feet of office space and 8,100 square feet of warehouse space under a lease expiring September 15, 2000, which space is approximately 75% utilized;

         Charlotte, North Carolina - occupies 500 square feet of office space under a month-to-month lease, which space is approximately 95% utilized;

         Chesapeake, Virginia - occupies 1,000 square feet of office space and 5,000 square feet of warehouse space under a lease expiring December 31, 2004, which space is approximately 65% utilized;

         Chicago, Illinois - occupies 5,000 square feet of office space and 35,000 square feet of warehouse space under a lease expiring November 30, 2002, which space is approximately 100% utilized;

         Cincinnati, Ohio - occupies 1,000 square feet of office space and 3,000 square feet of warehouse space under a lease expiring August 20, 2003, which space is approximately 95% utilized;

         Cleveland, Ohio - occupies 3,500 square feet of office space and 14,500 square feet of warehouse space under a lease expiring June 30, 2004, which space is approximately 95% utilized;

         Colorado Springs, Colorado - occupies 1,000 square feet of office space and 4,000 square feet of warehouse space under a lease, which expired November 30, 1998 (now month-to-month), which space is approximately 80% utilized;

         Columbus, Ohio - occupies 600 square feet of office space and 4,400 square feet of warehouse space under a lease, which expires May 31, 2001, which space is approximately 95%utilized;

         Dallas, Texas - occupies 1,575 square feet of office space and 11,945 square feet of warehouse space under a lease expiring February 28, 2003, which space is approximately 90% utilized;

         Deerfield, Florida - occupies 3,000 square feet of office space and 3,630 square feet of warehouse space under a lease expiring January 31, 2005, which space is approximately 95% utilized;

         Fond du Lac, Wisconsin - occupies 150 square feet of office space and 1,950 square feet of warehouse space under a lease expiring June 30, 2001, which space is approximately 95% utilized;

         Fort Worth, Texas (Fas-Tronics) (1) - occupies 10,000 square feet of office space and 12,000 square feet of warehouse space under a lease expiring June 30, 2000, which space is approximately 95% utilized;

         Fort Worth, Texas (Fortune) (1) - occupies 10,000 square feet of office space and 15,000 square feet of warehouse space under a lease which expired February 28, 2000 (now month-to-month), which space is approximately 90% utilized;

         Grand Rapids, Michigan - occupies 3,000 square feet of office space and 37,000 square feet of warehouse space under a lease expiring May 30, 2002, which space is approximately 95% utilized;

         High Point, North Carolina - occupies 3,000 square feet of office space and 37,000 square feet of warehouse space under a lease expiring March 31, 2004, which space is approximately 95% utilized;

         Jacksonville, Florida - occupies 1,000 square feet of office space and 3,000 square feet of warehouse space under a lease expiring June 30, 2000, which space is approximately 95% utilized;

         Juarez, Mexico - occupies 6,000 square feet of warehouse space that is customer provided, which space is approximately 95% utilized;

         Melbourne, Florida - occupies 600 square feet of office space and 900 square feet of warehouse space under a lease expiring January 31, 2003, which space is approximately 90% utilized;

         Milpitas, California - occupies 6,000 square feet of office space and 13,500 square feet of warehouse space under a lease expiring April 30, 2005, which space is approximately 95% utilized;

         Milwaukee, Wisconsin - occupies 1,600 square feet of office space and 3,600 square feet of warehouse space under a lease expiring June 30, 2001, which space is approximately 95% utilized;

         Minneapolis, Minnesota - occupies 2,000 square feet of office space and 6,000 square feet of warehouse space under a lease expiring June 30, 2005, which space is approximately 95% utilized;

         Nogales, Mexico - occupies 500 square feet of office space and 2,000 square feet of warehouse space under a lease expiring July 30, 2000, which space is approximately 95% utilized;

         Norcross, Georgia - occupies 2,000 square feet of office space and 8,000 square feet of warehouse space under a lease expiring December 31, 2001, which space is approximately 95% utilized;

         Orlando, Florida - occupies 4,200 square feet of office space and 6,000 square feet of warehouse space in a facility owned by the Company, which space is approximately 65% utilized;

         Phoenix, Arizona - occupies 1,000 square feet of office space and 11,000 square feet of warehouse space under a lease expiring October 31, 2000, which space is approximately 95% utilized;

         San Antonio, Texas - occupies 300 square feet of office space and 3,500 square feet of warehouse space under a lease expiring February 28, 2005, which space is approximately 60% utilized;

         San Diego, California - occupies 2,600 square feet of office space and 19,300 square feet of warehouse space under a lease expiring February 29, 2004, which space is approximately 50% utilized;

         Scottsdale, Arizona - occupies 1,000 square feet of office space and 3,000 square feet of warehouse space under a lease expiring May 31, 2000, which space is approximately 75% utilized;

         Tyler, Texas - occupies 800 square feet of office space and 4,000 square feet of warehouse space under a month-to-month lease, which space is 100% utilized;

         Tucson, Arizona - occupies 1,500 square feet of office space and 10,000 square feet of warehouse space under a lease expiring January 31, 2002, which space is approximately 75% utilized;

         Winchester, Massachusetts - occupies 4,000 square feet of office space and 16,000 square feet of warehouse space under a lease expiring March 31, 2003, which space is approximately 90% utilized.

         Total rent expense for the Company amounted to $2,001,854 in 1999. The aggregate minimum rental commitment under all non-cancelable operating leases for the year ending December 31, 2000 is $2,441,718.

---------------------------------------------
(1) These two facilities are in the process of being consolidated into a newly leased 40,000 square foot facility in Fort Worth, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

         On July 16, 1997, Unit Instruments, Inc., a California corporation ("Unit"), filed a complaint against California Fasteners, Inc. ("Calfast") and others in the Superior Court of the State of California for Orange County (Case No. 781801) (the "Complaint"). The Complaint alleges breach of contract, breach of various warranties and negligence. The action relates to certain screws allegedly purchased by Unit from Calfast as a distributor, which Unit alleges malfunctioned thereby causing Unit to suffer damages. Unit has claimed damages in an amount to be proved at trial, but alleged damages of not less than $1,000,000. Calfast filed an answer to the complaint on September 22, 1997, which denies the allegations made therein and asserted cross-claims against certain of the other defendants in the action, including the manufacturer of the screws. Calfast has referred this litigation to its insurance carrier, which has assumed the defense of the case under a reservation of all rights. The former stockholders of Calfast have provided the Company with certain indemnities in connection with liabilities arising out of this litigation. In August 1999, the matter was settled by a payment to Unit by the Company's insurance carrier. The settlement was within the Company's policy limits and the defendant parties were released and a dismissal, with prejudice, was filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 28, 1999, at the Annual Meeting of Stockholders, the stockholders of the Company elected the following Directors and approved the following proposals put forth by management and the board of directors:



Election of Directors:                    For                   Withheld
--------------------------        -------------------      ---------------------

Dominic A. Polimeni                  5,204,310                     54,336
Robert V. Gubitosi                   5,204,310                     54,336
Douglas D. Zadow                     5,204,310                     54,336
Milton M. Adler                      5,204,290                     54,356
Frederick W. London                  5,204,310                     54,336
William J. McSherry, Jr.             5,204,310                     54,336



                                                                Affirmative           Negative
Proposal                                                           Votes                Votes            Abstained
---------------------------------------------------------    -------------------    --------------     ---------------

To amend the 1996 Employee Stock Option
Plan to increase the number of options
available for grant under such plan (requires
affirmative
votes of 50% of the votes cast)                                 3,427,333           266,010             232,342

To ratify the appointment of Ernst & Young LLP
as the independent accountants for the
Company (requires affirmative
votes of 50% of the votes cast)                                 5,232,835            10,156              14,655



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is included for quotation on the NASDAQ Small Cap Market under the symbol "QUST".

         The following table sets forth the reported high and low bid quotations of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



                                                               Common Stock
                                                 -----------------------------------------
                                                        HIGH                  LOW
                                                        ----                  ---
                             1998:
                             -----

                             First Quarter             $ 9.00               $ 6.13
                             Second Quarter            $ 9.88               $ 6.38
                             Third Quarter             $ 8.25               $ 3.75
                             Fourth Quarter            $ 6.22               $ 3.50

                             1999:
                             -----
                             First Quarter             $ 5.25               $ 3.56
                             Second Quarter            $ 5.63               $ 3.25
                             Third Quarter             $ 4.38               $ 3.31
                             Fourth Quarter            $ 8.13               $ 2.75



         On March 23, 2000, there were approximately 1,000 holders of record of the Company's common stock (including entities which hold stock in street name on behalf of other beneficial owners).

         The Company has not paid any cash dividends on its common stock to date. The Company anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of common stock dividends is within the discretion of the Company's board of directors and will depend upon the earnings, capital requirements, and the operating and financial condition of the Company, among other factors, including restrictions under the Company's loan and security agreement with its lenders, which presently prohibits the payment of any dividends. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future. There can be no assurance that cash dividends of any kind will ever be paid.

         In April 1999, in connection with the final payment on the deferred purchase price for Calfast, the Company issued 277,777 shares of common stock in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, to the former shareholders of Calfast.

         In June 1999, in connection with the deferred purchase price for Fortune, the Company issued 63,710 shares of common stock in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, to the former shareholders of Fortune. In September 1999, pursuant to the stock purchase agreements between the Company and the former shareholders of Fortune and Fas-Tronics, the Company issued 164,065 shares of common stock in private transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, to the former shareholders of Fortune and 133,615 shares of common stock to the former shareholders of Fas-Tronics.

         In connection with the Company's acquisitions of Action Threaded Products, Inc., Capital Fasteners, Inc. and Metro Form Corporation d.b.a. Olympic Fasteners and Electronic Hardware, the Company had issued

$5,000,000 in notes to the former shareholders of the acquired businesses. Such notes bore interest at 8.5% per annum and required principal payments of $1,250,000 on June 30, 2000, $1,250,000 on June 30, 2001 and $2,500,000 on June
30, 2002. On March 7, 2000, the Company reached agreements with the all of the note holders whereby the $5,000,000 in notes and the approximately $291,100 in accrued interest on such notes were exchanged for 450,000 shares of the Company's common stock in a private transaction exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

         In connection with the acquisition of B&G Supply Company, Inc. ("B&G") effective as of October 1, 1999, the Company issued 86,451 shares of the Company's common stock in a private transaction exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, to the former owners of B&G as a part of the consideration paid for the acquisition.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's consolidated financial statements and related notes appearing elsewhere in this annual report.

SELECTED FINANCIAL DATA (In thousands except per share data):



                                         1999             1998              1997             1996              1995
                                     -------------    --------------    -------------    --------------    --------------
FOR THE YEAR:

Sales                                   $ 108,958          $ 56,968         $ 25,710          $ 11,036           $ 7,259
Operating income                           12,947             8,279            3,302               915               585
Income before extraordinary
   charge (a)                               2,372             3,286            1,637               549               352
Net income                                    921             3,286            1,637               549               352
PER COMMON SHARE:
-----------------
   Income before
      extraordinary charge (a)              $ .38             $ .60            $ .56             $ .36             $ .03
   Net Income                               $ .15             $ .60            $ .56             $ .36             $ .03
PER DILUTED COMMON SHARE:
-------------------------
   Income before
      extraordinary charge (a)              $ .38             $ .60            $ .47             $ .36             $ .03
   Net Income                               $ .15             $ .60            $ .47             $ .36             $ .03

AT YEAR-END:

Accounts receivable and
   inventories                           $ 55,382          $ 32,323         $ 13,234           $ 4,412           $ 4,954
Total assets                              137,352            77,725           35,194            12,032            12,433
Total long-term debt
   obligations                             87,809            39,286            9,894             1,785             2,185




(a) In 1999, the Company incurred an extraordinary charge in connection with the early extinguishment of debt in the amount of $1,451,516 (net of applicable income taxes of $1,187,604).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH 1998.

         The results of operations through December 31, 1999 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its lithium battery distribution business, Power Components, Inc. ("PCI"). QDL (formerly Quest Electronic Hardware, Inc.) includes the operating results of Webb Distribution ("Webb"), and California Fasteners, Inc. ("Calfast"), which were acquired in 1997; the operating results of Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune") and AFCOM, which were acquired in 1998; and the operating results of Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital"), Olympic Fasteners & Electronic Hardware ("Olympic") and B & G Supply Company, Inc. ("B&G"), which were acquired in 1999. In 1999, the operations of Fas-Tronics and Fortune began to operate as Questron Aerospace Logistics ("QAL"), a division of QDL dedicated to providing inventory logistics management services to aerospace manufacturers.

         The Company's revenues for the year ended December 31, 1999 amounted to $108,958,426 compared with $56,968,007 for the year ended December 31, 1998. The significant growth in the Company's revenues in 1999 is primarily attributable to the full-year results of Fas-Tronics, Fortune and AFCOM and the acquisitions of Action, Capital, Olympic and B&G during the year, as well as the internal growth of the other QDL branches. Revenues, excluding revenues attributable to the 1999 and 1998 acquisitions, amounted to $54,290,070 and $45,481,650 for the years ended December 31, 1999 and 1998, respectively. This increase represents an internal growth rate of 19.4% from 1998 to 1999.

         The Company's operating income was $12,947,323 for the year ended December 31, 1999, compared with operating income of $8,279,478 for the prior year. The increase in operating income for the year ended December 31, 1999 is primarily due to the operating income attributable to the acquired businesses, as well as internal growth. Operating income as a percentage of sales declined to 11.9% for the year ended December 31, 1999 from 14.5% for the year ended December 31, 1998. The increase in operating expenses as a percentage of sales is primarily due to redundant expenses of the acquired businesses and the investment by QDL in personnel and facilities to support recently signed inventory logistics management agreements. While some of the redundant costs associated with the acquired businesses have been eliminated as a result of recent business and systems integrations, the Company will not realize the full benefit of the cost savings associated with the integration of the acquired businesses until 2000 when the remaining acquired businesses are integrated and the Company benefits from a full year of cost savings attributable to the businesses that were integrated in the fourth quarter of 1999.

         Interest expense for the years ended December 31, 1999 and 1998 amounted to $8,496,097 and $2,709,979, respectively. The increase in interest expense principally reflects the cost of increased borrowings associated with the acquisitions of Fortune and Fas-Tronics as of July 1, 1998 and Action, Capital and Olympic as of April 1, 1999, as well as borrowings associated with QDL's working capital needs.

         The provision for income taxes for the years ended December 31, 1999 and 1998, respectively, reflects a federal income tax provision at an effective rate of 44.1% and 35%, respectively, and a state income tax provision at an effective rate of 5.1% and 6%, respectively, for the states in which the Company conducts business. The increase in the effective tax rate in 1999 is primarily due to the effect of non-deductible goodwill associated with the acquired businesses.

         Income before an extraordinary charge for the year ended December 31, 1999 was $2,372,066, compared with $3,286,004 for the prior year. The decrease in income before the extraordinary charge in 1999 as compared with 1998 reflects the increased interest expense associated with the financing of four acquisitions, increased selling, general and administrative expenses, as well as the redundant expenses associated with the acquired businesses, partially offset by the growth in operating income attributable to the acquired businesses. While certain of these redundant expenses associated with the acquired businesses have been eliminated, the Company should realize the full benefit of the integration of the acquired businesses with the completion of the integration of QAL and Action, scheduled for the second quarter of 2000.

         During the second quarter of 1999, the Company refinanced its existing debt and, as a result, incurred an extraordinary charge to earnings for the unamortized balance of loan costs associated with the previous financing. After the extraordinary charge, the net income for the year ended December 31, 1999 amounted to $920,550.

FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED WITH 1997.

         The results of operations through December 31, 1998 include the operating results of the Company's inventory logistics management business, QDL, its master distribution of fasteners business, IMS and its lithium battery distribution business, PCI. QDL includes the operating results of Webb and Calfast, which were acquired in 1997, and the operating results of Fas-Tronics, Fortune and AFCOM, which were acquired in 1998.

         The Company's revenues for the year ended December 31, 1998 amounted to $56,968,007 compared with $25,710,194 for the year ended December 31, 1997. The significant growth in the Company's revenues in 1998 is primarily attributable to the full year results of Calfast in 1998 and the acquisitions of Fas-Tronics and Fortune during the year, as well as the internal growth of the other QDL branches and the opening of a new QDL branch during the second quarter of 1998. Revenues associated with Calfast, Fas-Tronics and Fortune included in the Company's results for the year ended December 31, 1998 amounted to $37,914,140, compared with revenues associated with Calfast of $12,239,655 included in the Company's results for the year ended December 31, 1997.

         The Company's operating income was $8,279,478 for the year ended December 31, 1998, compared with operating income of $3,302,403 for the prior year. The increase in operating income for the year ended December 31, 1998 compared with the prior year, is primarily due to the increased operating income attributable to the acquired businesses, as well as internal growth. In addition, operating income as a percentage of sales improved to 14.5% for the year ended December 31, 1998 from 12.8% for the year ended December 31, 1997, reflecting a 1.7 percentage point improvement in operating expenses as a percentage of sales. This improvement is attributable to the successful integration of the 1997 acquired businesses and the resultant cost savings from the combination of these businesses with the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had $111,102 in cash and cash equivalents, compared with $229,285 as of December 31, 1998. As of December 31, 1999, the Company had working capital of $41,885,433, compared with working capital of $21,995,423 as of December 31, 1998.

         For the year ended December 31, 1999, the net cash used in the Company's operating activities amounted to $7,191,344, principally reflecting current year earnings, as well as increases in inventories and receivables, a decrease in income taxes payable and an increase in accounts payable.

         For the year ended December 31, 1999, the net cash used in the Company's investing activities amounted to $31,071,462, including $25,033,466 of net cash consideration paid in connection with the acquisitions of Action, Capital and Olympic and $5,408,457 net cash consideration paid in connection with the deferred purchase price of Calfast, IMS, PCI, Fas-Tronics and Fortune. The Company also had capital expenditures of $629,539 for the purchase of fixed assets, principally for the expansion of the Company's computer systems in order to complete the integration of AFCOM, Olympic and Capital and to prepare for the upcoming integration of Fas-Tronics, Fortune and Action. The Company does not have significant commitments for capital expenditures as of December 31, 1999 and no significant commitments are anticipated for the next twelve months.

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

         The senior secured credit facility consists of a four and one-quarter year term loan for $52,500,000 and a $22,500,000 revolving credit facility. The term loan is divided into two notes: Note A for $25,000,000 and Note B for $27,500,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving credit facility. At December 31, 1999, $11,938,548 was borrowed and outstanding under the revolving credit facility. Of the remaining amount of the $22,500,000 revolving credit facility, $10,561,452 was available at December 31, 1999 for future working capital needs. Interest on the revolving credit facility is payable monthly at the prime rate plus 1.5%, with a minimum rate of interest of 9.25% per annum. The Company can elect a LIBOR Rate Election for amounts borrowed and outstanding under the revolving facility. During all times that a LIBOR Rate Election is in effect, the interest due on the principal amount of the LIBOR revolving credit portion outstanding is at an interest rate of LIBOR plus 2.75%. Interest on Note A is payable monthly at the prime rate plus 2.0% with a minimum rate of interest of 9.75% per annum. Interest on Note B is payable monthly at the prime rate plus 2.5% with a minimum rate of interest of 10.25% per annum.

         For the year ended December 31, 1999, the net cash provided by the Company's financing activities amounted to $38,144,623, which principally consists of $72,500,000 of bank financing associated with the acquisitions of Action, Capital and Olympic and the refinancing of the $35,000,000 of bank debt, as well as $6,644,029 of bank borrowings under the Company's revolving credit facility and expenses associated with the bank financing of $4,112,982.

         Interest on the $20,000,000 senior subordinated debt is payable quarterly in arrears at an annual fixed rate of 12.5% in cash and 2.00% in kind or cash, at the Company's option. Principal on the senior subordinated debt is payable in full on June 30, 2005. In connection with the financing, the Company issued 680,000 shares of the Company's common stock to the senior subordinated lenders. These shares were valued at $1,190,000 and were treated as original issue discount.

         In connection with amendments to the senior secured credit facility and the senior subordinated debt facility (the "agreements") obtained in November 1999 and March 2000, the lenders waived all defaults arising from the failure to satisfy certain financial covenants at September 30, 1999 and December 31, 1999, respectively. Under the agreements, the Company is required to satisfy certain financial covenants at March 31, 2000 and at each subsequent quarter end during the year ending December 31, 2000. The Company believes it will be able to satisfy the financial and other covenants included in the agreements for the year ending December 31, 2000. However, there can be no assurance that the Company will be able to remain in compliance with the financial covenants or, in the event of noncompliance, be able to obtain appropriate amendments or waivers. Fees of $161,250 and $211,250, respectively, were incurred in connection with the November 1999 and March 2000 amendments to the agreements. In addition, in connection with the March 2000 amendment, 28,630 warrants were issued to purchase shares of the Company's common stock for $.01 per share, valued at $270,000 based on the market price, as defined, for the Company's common stock. Such amounts will be amortized over the remaining terms of the agreements.

         In order to secure the obligations of the Company and its subsidiaries under the revolving credit facility and the related term loan facility under the loan and security agreement with the lender, the Company entered into a stock pledge agreement with the lender whereby the Company pledged to the lender the shares of capital stock of each of its subsidiaries at the date of such agreement and any shares of its subsidiaries in which the Company may thereafter acquire an interest. In addition, the Company and its subsidiaries granted to the lender a security interest in substantially all of their assets.

         On March 7, 2000, the Company reached agreements with the former shareholders of Action, Capital and Olympic whereby notes payable aggregating $5,000,000 will be settled in exchange for 450,000 shares of the Company's common stock.

         The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such additional potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meet its obligations through 2000, exclusive of cash requirements associated with any business acquisitions.

IMPACT OF THE YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $20,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has significant amounts outstanding under various credit agreements, a substantial portion of which bears interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. The Company may, from time to time, enter into interest rate swap arrangements to manage its interest cost and mitigate its exposure to fluctuating interest rates. There were no such swap arrangements outstanding at December 31, 1999 or during the year then ended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Questron Technology, Inc.

         We have audited the accompanying consolidated balance sheets of Questron Technology, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questron Technology, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                     ERNST & YOUNG LLP

New York, New York
March 15, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Questron Technology, Inc.

         We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of Questron Technology, Inc. and its subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Questron Technology, Inc. and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants

New York, New York
February 24, 1998

                            QUESTRON TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET

                          AT DECEMBER 31, 1999 AND 1998


                                                                                                1999                1998
                                                                                          -----------------    ----------------
                                                           ASSETS
Current assets:
   Cash and cash equivalents                                                                    $  111,102          $  229,285
   Accounts receivable, less allowances for
      doubtful accounts of $283,666 in 1999 and $186,256 in 1998                                16,827,678          11,279,876
   Other receivables                                                                               253,057              70,412
   Inventories                                                                                  38,301,589          20,972,593
   Other current assets                                                                            515,705             345,814
                                                                                          -----------------    ----------------
      Total current assets                                                                      56,009,131          32,897,980

Property and equipment - net                                                                     2,898,919           2,042,786
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $2,699,305 in 1999 and $1,165,977 in 1998                   71,650,585          37,575,334
Deferred income taxes                                                                            3,431,438           3,595,906
Other assets                                                                                     4,007,768           2,244,852
                                                                                          -----------------    ----------------
      Total assets                                                                            $137,997,841         $78,356,858
                                                                                          =================    ================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                            $ 9,668,171         $ 5,328,023
   Accrued expenses                                                                              1,958,596           1,415,626
   Income taxes payable                                                                            750,333           2,347,106
   Current portion of long-term debt                                                             1,746,598           1,811,802
                                                                                          -----------------    ----------------
      Total current liabilities                                                                 14,123,698          10,902,557
Deferred income taxes payable                                                                      993,048             364,639
Long-term debt                                                                                  87,808,934          39,285,698
                                                                                          -----------------    ----------------
      Total liabilities                                                                        102,925,680          50,552,894
                                                                                          -----------------    ----------------

Commitments and contingencies:
   Common stock subject to put option agreement                                                    622,170             339,697
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                                        --                  --
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 7,164,522 shares in 1999 and 4,795,175 in 1998                                   7,165               4,795
   Additional paid-in capital                                                                   45,678,802          39,615,998
   Accumulated deficit                                                                        (10,880,498)        (11,801,048)
                                                                                          -----------------    ----------------
                                                                                                34,805,469          27,819,745
   Less: treasury stock at cost, 11,849 shares                                                   (355,478)           (355,478)
                                                                                          -----------------    ----------------
   Total stockholders' equity                                                                   34,449,991          27,464,267
                                                                                          -----------------    ----------------
   Total liabilities and stockholders' equity                                                 $137,997,841         $78,356,858
                                                                                          =================    ================

                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       1999                 1998                 1997
                                                                -------------------  -------------------  -------------------
Sales                                                                $ 108,958,426          $56,968,007          $25,710,194
Cost of good sold                                                       65,623,111           34,319,326           15,486,763
                                                                -------------------  -------------------  -------------------
Gross profit                                                            43,335,315           22,648,681           10,223,431

Selling, general and administrative expenses                            28,279,252           13,385,018            6,512,757
Depreciation and amortization                                            2,108,740              984,185              408,271
                                                                -------------------  -------------------  -------------------
Total operating expenses                                                30,387,992           14,369,203            6,921,028
                                                                -------------------  -------------------  -------------------
Operating income                                                        12,947,323            8,279,478            3,302,403
Interest expense                                                         8,496,097            2,709,979              513,406
                                                                -------------------  -------------------  -------------------
Income before income taxes and extraordinary charge                      4,451,226            5,569,499            2,788,997
Provision for income taxes                                               2,079,160            2,283,495            1,151,856
                                                                -------------------  -------------------  -------------------
Income before extraordinary charge                                       2,372,066            3,286,004            1,637,141
Extraordinary charge in connection with the early
   extinguishment of debt (less applicable income
   taxes of $1,187,604)                                                 (1,451,516)                  --                   --
                                                                -------------------  -------------------  -------------------
Net income                                                              $  920,550          $ 3,286,004          $ 1,637,141
                                                                ===================  ===================  ===================
Net income                                                              $  920,550          $ 3,286,004          $ 1,637,141
Deduct: Preferred Stock dividend                                                --              165,310               99,189
              Imputed non-cash Preferred Stock dividend                         --            1,075,988              577,137
                                                                -------------------  -------------------  -------------------
Net income used in per common share calculation                         $  920,550          $ 2,044,706           $  960,815
                                                                ===================  ===================  ===================

PER COMMON SHARE:
 Income before extraordinary charge                                         $  .38               $  .60                $  .56
 Extraordinary charge                                                         (.23)                  --                    --
                                                                         ----------           ----------            ----------
 Net income                                                                 $  .15               $  .60                $  .56
                                                                         ==========           ==========            ==========

PER DILUTED COMMON SHARE:
 Income before extraordinary charge                                         $  .38               $  .60                $  .47
 Extraordinary charge                                                         (.23)                  --                    --
                                                                         ----------           ----------            ----------
 Net income                                                                 $  .15               $  .60                $  .47
                                                                         ==========           ==========            ==========
Average number of common shares outstanding                              6,162,168            3,435,162             1,718,062
                                                                ===================  ===================  ====================
Average number of diluted common shares outstanding                      6,296,302            4,718,566             3,456,555
                                                                ===================  ===================  ====================

                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    Preferred Stock              Common Stock          Additional
                                --------------------------- ------------------------     Paid in      Accumulated      Treasury
                                   Shares       Amounts        Shares      Amounts       Capital        Deficit          Stock
                                --------------  ----------- -------------  ---------  -------------- ---------------  ------------
Balance -
January 1, 1997                           --     $    --       1,547,333    $ 1,547    $ 23,880,069   $(14,806,605)   $ (355,478)
Issuance of securities:
  Series IV Warrants issued
     in connection with the
     acquisition of Webb                  --          --              --         --         375,000             --             --
Preferred stock offering           1,150,000      11,500              --         --       5,623,412             --             --
Issuance of common stock upon
     Acquisitions                         --          --         575,106        575       3,006,906             --             --
Series B Preferred Stock
  Dividend                                --          --              --         --              --        (99,189)            --
Imputed non-cash Series B
  Preferred Stock dividend                --          --              --         --         577,137       (577,137)            --
Net income for the year                   --          --              --         --              --      1,637,141             --
                                   ---------      ------       ---------      -----      ----------    -----------      --------
Balance - December 31, 1997        1,150,000      11,500       2,122,439      2,122      33,462,524    (13,845,790)     (355,478)
Issuance of securities:
Issuance of common stock upon
     Acquisitions                         --          --         990,043        990       4,676,550             --             --
Series B Preferred Stock
  Dividend                                --          --              --         --              --       (165,274)            --
Payment of Series B
  Preferred Stock dividend
  in common stock                         --          --          35,583         36         165,274             --             --
Imputed non-cash Series B
  Preferred Stock dividend                --          --              --         --       1,075,988     (1,075,988)            --
Conversion of Series B
  Preferred Stock                 (1,150,000)    (11,500)      1,653,125      1,653          (9,847)            --             --
Put agreement exercised
  by former shareholders
  of Calfast                              --          --          (6,015)        (6)             --             --             --
Put agreement declined
  by former shareholders
  of Calfast                              --          --              --         --         245,509             --             --
Net income for the year                   --          --              --         --              --      3,286,004             --
                                --------------  ----------- -------------  ---------  -------------- ---------------  ------------
Balance - December 31, 1998               --          --       4,795,175    $ 4,795    $ 39,615,998   $(11,801,048)   $ (355,478)
Issuance of securities:
Issuance of common stock upon
     acquisitions                         --          --       2,382,579      2,383       6,428,314             --             --
Put agreement exercised
  by former shareholders
  of Calfast                              --          --         (13,232)       (13)             --             --             --
Put agreement declined
  by former shareholders
  of Calfast                              --          --              --         --           7,549             --             --
B & G shares subject to put
   agreement                              --          --              --         --        (373,059)            --             --
Net income for the year                   --          --              --         --              --        920,550             --
                                --------------  ----------- -------------  ---------  -------------- ---------------  ------------
Balance - December 31, 1999               --     $    --       7,164,522    $ 7,165    $ 45,678,802   $(10,880,498)   $ (355,478)
                                ==============  =========== =============  =========  ============== ===============  ============


                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                           1999                   1998                  1997
                                                                    --------------------   --------------------  -------------------
Cash flows from operating activities:
  Net income                                                              $     920,550         $   3,286,004         $   1,637,141
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
      Amortization of cost in excess of net assets
        of businesses acquired                                                1,533,328               616,411               241,099
      Depreciation of property and equipment                                    575,412               367,774               167,172
      Provision for doubtful accounts                                            63,000                26,695                10,702
      Recognition of current year income tax benefit of net
        operating loss carryforward                                                  --               344,450               807,053
      Extraordinary charge in connection with the early extinguish-
            ment of debt (less applicable income taxes of $1,187,604)         1,451,516                    --                    --
  Change in operating assets and liabilities:
     (Increase) in accounts receivable                                       (1,549,583)           (3,135,956)           (1,265,885)
     (Increase) decrease in other receivables                                  (182,645)                7,321                43,323
     (Increase) in inventories                                               (9,823,501)           (7,331,154)           (1,456,811)
     (Increase) decrease in prepaid expenses and other assets                    (5,367)             (560,362)              230,724
     Increase in accounts payable                                             1,524,112             1,809,897                73,587
     (Decrease) increase in accrued expenses                                    (84,165)             (194,254)              154,747
     (Decrease) increase in income taxes payable                             (1,738,684)            1,514,024              (221,146)
      Increase in deferred income taxes payable                                 124,683               182,087               143,329
                                                                    --------------------   --------------------  -------------------
     Net cash (used in) provided by operating activities                     (7,191,344)           (3,067,063)              565,035
                                                                    --------------------   --------------------  -------------------
Cash flows from investing activities:
  Net cash consideration paid for acquired businesses                       (30,441,923)          (24,072,714)          (12,641,922)
  Acquisition of property and equipment                                        (629,539)             (325,830)             (187,127)
                                                                    --------------------   --------------------  -------------------
     Net cash used in investing activities                                  (31,071,462)          (24,398,544)          (12,829,049)
                                                                    --------------------   --------------------  -------------------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving facility                        6,644,029             3,869,519              (733,387)
  Proceeds from long-term debt                                               72,500,000            35,000,000            10,000,000
  Repayment of long-term debt                                               (35,019,686)           (9,583,334)           (1,791,666)
  Fees and expenses associated with long-term debt financing                 (4,112,982)           (2,193,973)                   --
  Extraordinary charge in connection with the early extinguish-
    ment of debt (less applicable income taxes of $1,187,604)                (1,451,516)                   --                    --
  Payments on capital leases                                                   (139,750)              (79,085)                   --
  Payments on exercise of put options                                           (83,037)              (37,744)                   --
  Proceeds from Convertible Preferred Stock Unit Offering                            --                    --             6,900,000
  Costs associated with  Convertible Preferred Stock Unit Offering                   --                    --            (1,265,188)
  Payments on notes issued for acquired business                               (192,435)             (155,571)              (45,065)
                                                                    --------------------   --------------------  -------------------
     Net cash provided by financing activities                               38,144,623            26,819,812            13,064,694
                                                                    --------------------   --------------------  -------------------
(Decrease) increase in cash and cash equivalents                               (118,183)             (645,795)              800,680
Cash and cash equivalents at beginning of period                                229,285               875,080                74,400
                                                                    --------------------   --------------------  -------------------
Cash and cash equivalents at end of period                                 $    111,102          $    229,285          $    875,080
                                                                    ====================   ====================  ===================
Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest                                                             $   7,380,139     $         2,166,687        $    398,904
                                                                    ====================   ====================  ===================
     Income taxes                                                         $   1,764,688     $           298,367        $     27,400
                                                                    ====================   ====================  ===================

                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Questron Technology, Inc. ("Questron" or the "Company") provides supply chain management solutions and inventory logistics management services for small parts commonly referred to as C inventory items (fasteners and related products) focused on the needs of original equipment manufacturers ("OEMs") throughout the United States through its subsidiary, Questron Distribution Logistics, Inc. ("QDL"). The Company is also a master distributor of fasteners through its subsidiary Integrated Material Systems, Inc. ("IMS"), and a distributor of lithium batteries through its subsidiary Power Components, Inc. ("PCI"). QDL (formerly Quest Electronic Hardware, Inc.) includes the operations of Comp Ware, Inc., d.b.a. Webb Distribution ("Webb"), California Fasteners, Inc. ("Calfast"), Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune"), AFCOM, Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital"), Olympic Fasteners & Electronic Hardware ("Olympic") and B&G Supply Co., Inc. ("B&G"). In 1999 the operations of Fas-Tronics and Fortune began to operate as Questron Aerospace Logistics ("QAL"), a division of QDL dedicated to providing inventory logistics management programs to aerospace manufacturers. These two locations will be merged in early 2000 into a single facility in Fort Worth, TX and will operate under the QAL name.

         All of the Company's operations comprise one business segment.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - In 1999, the Company acquired Action, Capital, B&G, and the business and operating assets of Metro Form Corporation, d.b.a. Olympic. In 1998, the Company acquired Fortune, Fas-Tronics, and the business and operating assets of AFCOM, Inc. In 1997, the Company acquired Webb, IMS, PCI and Calfast. All acquisitions were recorded under the purchase method of accounting. Accordingly, the consolidated financial statements include the operations of the acquired businesses from their respective dates of acquisition. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

         CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and amounts are eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers certain highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

         CONCENTRATION OF CREDIT RISK - The Company extends credit to its customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers, but routinely assesses the financial strength of its customers. Such estimate of the financial strength of customers may be subject to change in the near term. Based upon factors surrounding the credit risk of its customers, the Company believes that its receivable credit risk exposure is limited. During the years ended December 31, 1998 and 1997, sales to one customer of the Company represented approximately 13.4% and 11.5% of revenue, respectively. For the year ended December 31, 1999, no single customer represented more than 5.0% of revenue.

         REVENUE RECOGNITION - The Company recognizes revenue when products are shipped.

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

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED - The cost in excess of net assets of businesses acquired is being amortized on a straight-line basis over 40 years. The Company reviews the recoverability of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A loss is recognized for the difference between the carrying amount and the recoverable amount.

         STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS - The Company accounts for stock options and similar equity instruments (collectively "Options") issued to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The exercise price for Options issued to employees and directors equals or exceeds the fair market value of the Company's common stock at the date of grant and, accordingly, no compensation expense is recorded. Equity instruments issued to acquire goods and services from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

         NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2.       EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using, when appropriate, the treasury stock method.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         The following table sets forth the computation of earnings per share and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:

                                                                 1999               1998               1997
                                                           -----------------  -----------------  ------------------
 Numerator:
      Income before extraordinary item                         $  2,372,066        $ 3,286,004         $ 1,637,141
      Less: preferred stock dividends                                    --          1,241,298             676,326
                                                           -----------------  -----------------  ------------------
      Numerator for income before extraordinary
         charge per common share                                  2,372,066          2,044,706             960,815
            Effect of dilutive securities -
               Preferred stock dividends                                 --          1,241,298             676,326
                                                           -----------------  -----------------  ------------------
      Numerator for income before extraordinary
         charge per diluted common share                       $  2,372,066        $ 3,286,004         $ 1,637,141
                                                           =================  =================  ==================
 Denominator:
      Denominator for net income per common share
      Weighted-average shares                                     6,162,168          3,435,162           1,718,062
                                                           -----------------  -----------------  ------------------
      Effect of dilutive securities:
         Options                                                     17,970             79,693             125,183
         Warrants                                                       668            374,884             268,164
         Stock earned, not issued                                   115,496                 --                  --
         Convertible preferred stock                                     --            828,827           1,345,146
                                                           -----------------  -----------------  ------------------
      Dilutive potential common shares                              134,134          1,283,404           1,738,493
                                                           -----------------  -----------------  ------------------
      Denominator for net income per
         diluted common share                                     6,296,302          4,718,566           3,456,555
                                                           =================  =================  ==================
      Income before extraordinary charge per
         common share                                                 $ .38               $.60                $.56
                                                                  ==========          =========          ==========
      Income before extraordinary charge per diluted
         common share                                                 $ .38               $.60                $.47
                                                                  ==========          =========          ==========


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

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3.  ACQUISITIONS

         Effective July 1, 1998, the Company acquired 100% of the issued and outstanding capital stock of Fas-Tronics, a privately owned distributor of fasteners and related products. The purchase price for Fas-Tronics consisted of
(i) $7,422,803 in cash; (ii) 421,941 shares of the Company's common stock, valued at $1,930,380; and (iii) additional amounts payable in cash and shares of the Company's common stock if Fas-Tronics attained certain earnings targets for the twelve months ending June 30, 1999. In addition, the Company granted to the former shareholders of Fas-Tronics and one key employee options to purchase an aggregate of 50,000 shares of the Company's common stock at $4.58 per share, market price at time of grant, exercisable for five years.

         Effective July 1, 1998, the Company acquired 100% of the issued and outstanding capital stock of Fortune, a privately owned distributor of fasteners and related products. The purchase price for Fortune consisted of (i) $9,830,660 in cash; (ii) 518,102 shares of the Company's common stock, valued at $2,370,317; and (iii) additional amounts payable in cash and shares of the Company's common stock if Fortune attained certain earnings targets for the year ended December 31, 1998.

         Effective December 1, 1998, the Company acquired the business and operating assets of AFCOM, a privately owned distributor of fasteners and related products. The purchase price for AFCOM consisted of $5,766,718 in cash and 50,000 shares of the Company's common stock valued at $257,344.

         Effective April 1, 1999, the Company acquired 100% of the issued and outstanding capital stock of Action Threaded Products, Inc., an Illinois corporation ("Action"), a privately owned distributor of fasteners and related products. The purchase price for Action consisted of (i) $8,437,280 in cash;
(ii) the assumption of $2,062,720 in debt net of cash on hand; (iii) 470,588 shares of the Company's common stock valued at $1,800,000; (iv) a note payable to the sellers of Action in the amount of $1,500,000; and (v) up to $1,800,000 if Action attains certain earnings targets for the twelve months ending March 31, 2000.

         Effective April 1, 1999, the Company acquired of 100% of the issued and outstanding capital stock of Capital Fasteners, Inc., a North Carolina corporation ("Capital"), a privately owned distributor of fasteners and related products. The purchase price for Capital consisted of (i) $7,037,197 in cash;
(ii) the assumption of $1,220,078 in debt net of cash on hand; (iii) 169,935 shares of the Company's common stock valued at $650,000; (iv) a note payable to the sellers of Capital in the amount of $2,000,000; and (v) up to $1,500,000 if Capital attains certain earnings targets for the twelve months ending March 31, 2000.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         Effective April 1, 1999, the Company acquired the business and operating assets of Metro Form Corporation, an Ohio corporation d/b/a Olympic Fasteners ("Olympic"). The purchase price for Olympic consisted of (i) $5,550,113 in cash; (ii) the assumption of $960,481 in debt net of cash on hand;
(iii) 261,438 shares of the Company's common stock valued at $1,000,000; (iv) a note payable to the sellers of Olympic in the amount of $1,500,000; and (v) up to $1,000,000 if Olympic attains certain earnings targets for the twelve months ending March 31, 2000.

         Effective October 1, 1999, the Company acquired the business and operating assets of B & G Supply Company, Inc. ("B&G"). The purchase price for B&G consisted of (i) 86,451 shares of the Company's common stock valued at $580,000; (ii) the assumption of $388,386 in debt; (iii) additional initial consideration of up to a maximum of $420,000 payable in cash or stock if B&G attains certain earnings targets for the twelve month periods ended June 30, 2001 and June 30, 2002; and (iv) additional amounts payable in cash or stock if B&G attains certain earnings targets for each calendar year from 2000 through 2004.

         In connection with certain of the above acquisitions, the Company may be required to make additional purchase price payments that are contingent upon the achievement of specified operating goals. Such payments may be in the form of cash and/or shares of common stock of the Company and will be recorded at fair market value at the time of payment. The amounts of such additional consideration, if any, will be recorded when paid as cost in excess of net assets of businesses acquired and amortized over the remaining life of the asset. During the years ended December 31, 1999 and 1998, the Company paid $6,902,148 and $657,177, respectively, as additional consideration. Of the 1999 amount, $1,493,691 represented the fair value of shares issued in settlement of these obligations. The balance of these amounts was paid in cash.

         During 1999, the Company issued 297,680 additional shares of common stock to the former owners of Fas-Tronics and Fortune pursuant to amendments to the original purchase agreements. Such amendments required the issuance of additional shares if the market price of the Company's common stock fell below certain levels. The value of the additional shares has been reflected as a reduction to the value of the initial common stock consideration through a reduction of additional paid-in capital.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         The following unaudited pro forma information presents the combined operating results of the Company, Fas-Tronics, Fortune, AFCOM, Action, Capital, Olympic and B&G, treating the acquired companies as if they were subsidiaries of the Company for the full years ended December 31, 1999 and 1998. This unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1998 or results which may occur in the future:

                                                                        Year Ended December 31,
                                                                ----------------------------------------
                                                                      1999                 1998
                                                                -----------------   --------------------
           Sales                                                   $ 120,320,000           $113,231,000
                                                                -----------------   --------------------
           Operating income                                           14,084,000             15,436,000
                                                                -----------------   --------------------
           Net income                                                $ 2,203,000            $ 3,207,000
                                                                =================   ====================
                   Pro forma net income per diluted common
                      Share                                                  $.32               $ .39
                                                                          ========           =========
                   Average number of diluted
                      common shares outstanding                         6,963,838             6,905,648
                                                                ==================     =================


4.       LONG-TERM DEBT

         At December 31, the Company's long-term debt consisted of the following:

                                                               1999                     1998
                                                       ---------------------    ---------------------
Term loans(a)                                              $    52,500,000          $    35,000,000
Revolving facility(b)                                           11,938,548                5,294,519
Senior subordinated debt(c)                                     19,109,167                        -
Notes payable to sellers(d)                                      5,231,930                  424,365
Other(e)                                                           775,887                  378,616
                                                       ---------------------    ---------------------
                                                                89,555,532               41,097,500
Less installments due within one year                            1,746,598                1,811,802
                                                       =====================    =====================
                                                             $ 87,808,934           $    39,285,698
                                                       =====================    =====================

(a) In 1999, the Company entered into a $75,000,000 Senior Secured Credit Facility that consists of a four and one-quarter year term loan for $52,500,000 and $22,500,000 revolving credit facility. The term loan is divided into Note A for $25,000,000 and Note B for $27,500,000. The proceeds were used in conjunction with the acquisitions of Action, Capital and Olympic and to retire amounts outstanding under the Company's previous credit facility.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Interest on Note A is payable monthly at a rate of prime plus 2%, with a minimum interest rate of 9.75% (10.5% at December 31, 1999). Note A is due in quarterly installments beginning July 1, 2001, through April 1, 2003. Interest on Note B is payable monthly at a rate of prime plus 2.5%, with a minimum interest rate of 10.25% (11% at December 31, 1999). Note B is due in full on September 30, 2003.

     Amounts borrowed under the Company's previous credit facility consisted of a term loan A for $25,000,000, which bore interest at a rate of prime plus 1.5%, with a minimum interest rate of 9.5%; term loan B for $5,000,000, which bore interest at a rate of prime plus 3%, with a minimum interest rate of 11%; and term loan C, which bore interest at a rate of prime plus 4%, with a minimum rate of 12%. All amounts were repaid in conjunction with the execution of the Company's existing credit facility.

(b) Amounts available for borrowing under the revolving credit facility are determined pursuant to a borrowing base calculation. Interest on outstanding amounts under the revolving credit facility is payable monthly and, at the option of the Company, accrues at either prime plus 1.5%, with a minimum rate of 9.25%, (10% at December 31, 1999) or at LIBOR plus 2.75% (9.22% at December 31, 1999). The maturity of the revolving credit facility is September 30, 2003.

     Under the Company's previous revolving credit facility, interest was payable monthly at a rate of prime plus 1%, with a minimum rate of 9%. All amounts were repaid in conjunction with the execution of the Company's existing credit facility.

(c) Simultaneously with the execution of the Senior Secured Credit Facility, the Company completed a private placement of $20,000,000 Senior Subordinated Debt. Interest on the Senior Subordinated Debt is payable quarterly in arrears at a fixed rate of 14.5% (12.5% in cash and 2% payable in kind or cash, at the Company's option). Principal is payable in full on June 30, 2005. In connection with the private placement, the company issued 680,000 shares of the Company's common stock to the senior subordinated lenders. The carrying amount of the Senior Subordinated Debt is reduced by $1,190,000, the fair value of the shares. Such shares are treated as original issue discount and amortized over the term of the debt as an adjustment to interest expense.

(d) In connection with certain of the Company's acquisitions, the Company issued notes to the former shareholders of the acquired businesses. Such notes bear interest at interest rates ranging from 8.5% to 10% and are payable in monthly installments through March 1, 2002.

     On March 7, 2000, the Company reached an agreement with the former shareholders of Action, Capital and Olympic whereby notes payable aggregating $5,000,000 will be settled in exchange for 450,000 shares of the Company's common stock.

(e) Other long-term indebtedness includes amounts related to capital leases and notes payable assumed in certain acquisitions.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         The Senior Secured Credit Facility and the Senior Subordinated Debt are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company has pledged the shares of capital stock of each of its subsidiaries at the date of the agreements and any shares of companies that the Company may acquire in the future.

         In connection with the repayment of amounts outstanding under the Company's previous credit facility, the Company wrote off the remaining deferred financing costs associated with that facility, as well as amounts paid to continuing participants in the new facilities. This write-off resulted in an extraordinary charge of $1,451,516, net of related taxes of $1,187,604, for the year ended December 31, 1999.

         In connection with amendments to the senior secured credit facility and the senior subordinated debt facility (the "agreements") obtained in November 1999 and March 2000, the lenders waived all defaults arising from the failure to satisfy certain financial covenants at September 30, 1999 and December 31, 1999, respectively. Under the agreements, the Company is required to satisfy certain financial covenants at March 31, 2000 and at each subsequent quarter end during the year ending December 31, 2000. The Company believes it will be able to satisfy the financial and other covenants included in the agreements for the year ending December 31, 2000. However, there can be no assurance that the Company will be able to remain in compliance with the financial covenants or, in the event of noncompliance, be able to obtain appropriate amendments or waivers. Fees of $161,250 and $211,250, respectively, were incurred in connection with the November 1999 and March 2000 amendments to the agreements. In addition, in connection with the March 2000 amendment, 28,630 warrants were issued to purchase shares of the Company's common stock for $.01 per share, valued at $270,000 based on the market price, as defined, for the Company's common stock. Such amounts will be amortized over the remaining terms of the agreements.

         The aggregate annual maturities of long-term debt, including the loan and security agreement, as amended, for periods subsequent to December 31, 1999 are: $1,746,598 in 2000; $6,620,815 in 2001; $15,138,406 in 2002; and
$46,940,546 in 2003. The outstanding balance on the senior subordinated debt matures and is payable on June 30, 2005.

         Included in the aggregate annual maturities of long-term debt above is $1,250,000 in 2000, $1,250,000 in 2001 and $2,500,000 in 2002 representing the principal payments due on the notes payable to the sellers of Action, Capital and Olympic as they existed in the original agreement. These notes were settled in exchange for 450,000 shares of the Company's common stock on March 7, 2000 and, therefore, these principal payments will not be required to be made by the Company.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consisted of the following:

                                                                   1999                   1998
                                                            -------------------    -------------------
                    Land                                            $   24,000             $   24,000
                    Building                                           341,625                341,625
                    Furniture and fixtures                             935,043                402,966
                    Computer equipment                               1,417,285              1,280,537
                    Office equipment                                   870,078                381,192
                    Autos and trucks                                   337,276                208,292
                    Leasehold improvements                             383,111                238,261
                                                            -------------------    -------------------
                       Subtotal                                      4,308,418              2,876,873
                    Less: accumulated depreciation                   1,409,499                834,087
                                                            -------------------    -------------------
                       Total                                       $ 2,898,919            $ 2,042,786
                                                            ===================    ===================

         Depreciation expense related to property and equipment for the years ended December 31, 1999, 1998 and 1997 was $575,412, $367,774 and $167,172,
respectively.

6.  STOCKHOLDERS' EQUITY

         On March 10, 1997, the Company completed an offering of 1,150,000 Units (the "Offering") at a price of $6.00 per unit. Each Unit consisted of one share of the Company's Series B Convertible Preferred Stock and one redeemable Series IV Common Stock Purchase Warrant of the Company. Each share of the Series B Convertible Preferred Stock was converted into 1.4375 shares of the Company's common stock on July 2, 1998. Such conversion ratio represented a 20% discount to the price of the Company's common stock on the day immediately preceding the effective date of the Offering. The discount $1,653,125 has been amortized as an imputed non-cash dividend to retained earnings over the period from March 1997 through the date of conversion, July 2, 1998.

         In addition to the 1,150,000 Series IV Warrants issued in connection with the Offering, the Company issued 2,750,000 Series IV Warrants to former shareholders of acquired businesses. Each of the 3,900,000 Series IV Common Stock Purchase Warrants is exercisable through March 2002 and entitles the holder to purchase one share of the Company's common stock at $5.75 per share.

         In connection with the acquisition of Calfast, the Company granted to the former shareholders of Calfast the option to sell 125,896 shares back to the Company on a monthly basis as follows: for each of the seven months during the period October 1997 through April 1998, an aggregate of 8,879 shares per month valued at $6.275 per share, or $55,715 per month, and for each of the 53 months during the period May through September 2002, an aggregate of 1,203 shares per month valued at $6.275 per share, or $7,549 per month. During 1999 and 1998, the former shareholders of Calfast exercised their options on 13,232 shares and 6,015 shares, respectively.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         In connection with the acquisition of B&G, the Company granted to the former shareholders of B&G the option to sell 41,451 shares back to the Company on a monthly basis as follows: for each of the eleven months during the period July 2000 through May 2001, an aggregate of 3,600 shares per month valued at $9.00 per share, or $32,400 per month, and for the month of June 2001, an aggregate of 1,851 shares valued at $9.00 per share, or $16,659.

         In 1998, the Company paid a dividend of one preferred share purchase right on each outstanding share of the Company's common stock. The rights are exercisable if a person or group acquires 15% or more of the outstanding shares of the Company's common stock or announces or commences a tender offer for 15% or more of such shares. When a person or group acquires such 15%, each exercisable right will entitle its holder (other than such person or group) to purchase, at the right's then-current exercise price (presently $30), a number of the Company's shares of common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's shares of common stock having a market value of twice such price. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock, the rights are redeemable for $.01 per right at the option of the board of directors. The rights do not have voting rights and will expire on November 16, 2008, unless otherwise extended by the Company's board of directors.

7.  STOCK OPTIONS

1996 STOCK OPTION PLAN

         Under the terms of the 1996 Stock Option Plan, as amended (the "1996 Plan"), both incentive and nonqualified stock options may be granted to officers, employees and directors of the Company and its subsidiaries. The 1996 Plan provides for options to purchase an aggregate number of shares of the Company's common stock that be granted equal to the greater of 1,000,000 shares of common stock or 14% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year. As of December 31, 1999, an aggregate of 1,003,033 shares of the Company's common stock were authorized for grant under the 1996 Plan. In the case of incentive stock options, which may be granted only to officers, employees and directors of the Company and its subsidiaries, such options are to be granted at prices greater than or equal to fair market value of the shares at date of grant. Options currently outstanding under the 1996 Plan have terms of ten years and become exercisable in three equal nine-month installments, three equal annual installments or three years from date of grant.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         The transactions under the 1996 Plan during the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                     1999                       1998                      1997
                                          --------------------------- ------------------------- ----------------------------
                                                          Average                   Average                     Average
                                                          Exercise                  Exercise                   Exercise
                                            Shares         Price        Shares       Price        Shares         Price
                                          -------------  ------------ ------------ ------------ -------------- -------------
Options outstanding at beginning
   of year                                   123,250         $ 6.32      159,450       $ 6.51           --         $   --
Granted                                      355,551           3.56       10,300         4.80      159,450           6.51
Exercised                                                                     --           --           --             --
Cancelled                                     (5,550)          6.63      (46,500)        6.63           --             --
                                          -------------  ------------ ------------ ------------ -------------- -------------
Options outstanding at end of year           473,251         $ 4.24      123,250       $ 6.32      159,450         $ 6.51
                                          =============  ============ ============ ============ ============== =============
Prices per share of options                                 $3.56 -                   $4.75 -                     $6.00 -
Outstanding                                                   $6.63                     $6.63                       $6.63
                                                         ============              ============                =============
Options exercisable at end of year           111,033         $ 6.40       65,500       $ 6.53            --        $   --
                                          =============  ============ ============ ============ ============== =============
Options available for future grant
   at end of year                            528,123                     376,750                     90,550
                                          =============               ============              ==============
Weighted average remaining
   life of options outstanding             9.38 Yrs.                   8.77 Yrs.                   9.70 Yrs
                                          =============               ============              ==============

PERFORMANCE OPTIONS

         In connection with certain business acquisitions, the Company agreed to issue to the former shareholders of such companies acquired, performance options to purchase shares of common stock upon the Company's attainment of certain pre-tax income targets. During the years ended December 31, 1998 and 1997, options to purchase 798,333 and 166,667 shares of common stock, respectively, at exercise prices of $4.50 and $7.75, respectively, were granted pursuant to these arrangements.

OTHER OPTIONS

         In connection with the early termination of a consulting agreement with one of the former shareholders of an acquired company, options to purchase a total of 1,160,500 shares of common stock at an average exercise price of $5.43 were cancelled. In connection with the revised employment agreement, dated March 29, 1999, of the chief executive officer of the Company, options to purchase 1,100,000 shares of common stock at an exercise price of $4.50 were granted. In connection with the acquisition of IMS, the Company granted to the former shareholders of IMS options to purchase 100,000 shares of common stock at an exercise price of $6.00 per share. Such options vest and become exercisable in five equal annual installments commencing on June 1, 1998. In connection with the acquisition of Fas-Tronics, the Company granted to the former shareholders and one key employee of Fas-Tronics options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $4.50 per share. In connection with the acquisition of the business of AFCOM, the Company granted to one of the former shareholders of AFCOM options to purchase 20,000 shares of common stock at an exercise price of $4.89.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1994 DIRECTOR NON-QUALIFIED STOCK OPTION PLAN

Under the terms of the 1994 Director Non-qualified Stock Option Plan, as amended (the "1994 Plan"), options to purchase up to an aggregate of 150,000 shares of the Company's common stock may be granted to non-employee directors of the Company. Under the 1994 Plan, options are to be granted to each eligible director at the rate of 5,000 per year at an exercise price equal to the fair market value of the underlying stock on the date of grant, are immediately exercisable, and have a term of ten years. Transactions under the 1994 Plan during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                  1999                      1998                        1997
                                        ------------------------- --------------------------- ----------------------------
                                                       Average                    Average                      Average
                                                      Exercise                   Exercise                     Exercise
                                          Shares        Price       Shares         Price        Shares          Price
                                        ------------ ------------ ------------- ------------- -------------- -------------
Options outstanding at beginning
   of year                                  62,000        $ 7.15       29,000       $ 8.77       12,000        $  18.01
Granted                                     10,000          4.91       33,000         5.72       23,000            6.27
Exercised                                       --            --           --           --           --              --
Cancelled                                       --            --           --           --       (6,000)          17.67
                                        ------------ ------------ ------------- ------------ ------------- -------------
Options outstanding at end of year          72,000        $ 6.84       62,000       $ 7.15       29,000          $ 8.77
                                        ============ ============ ============= ============ ============= =============
Options exercisable at end of year          72,000        $ 6.84       62,000       $ 7.15       29,000         $  8.77
                                        ============ ============ ============= ============ ============= =============
Options available for future grant
   at end of year                           78,000                     88,000                   121,000
                                        ============              =============              =============
Weighted average remaining
   life of options outstanding           8.05 Yrs.                  8.88 Yrs.                  9.16 Yrs
                                        ============              =============              =============

         At December 31, 1999, 66,000 options were outstanding with exercise prices ranging from $3.88 to $8.25 per share, or a weighted average exercise price of $5.79 per share, and a weighted average remaining life of 8.28 years. An additional 6,000 options were outstanding with exercise prices ranging from $11.25 to $24.08 per share, or a weighted average exercise price of $18.36 per share, and a weighted average remaining life of 5.33 years.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

OTHER

If the Company had accounted for the issuance of all options pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense of $5,104,380, $996,190 and $116,539 for the years ended December 31, 1999, 1998 and 1997, respectively, and the Company's income before extraordinary charge and net income per share before extraordinary charge would have been as follows:

                                                                     1999               1998             1997
                                                                   -----------      -----------     -------------
INCOME PER COMMON SHARE BEFORE EXTRAORDINARY CHARGE:

Net income used in per common share
    calculation as reported                                        $ 2,372,066      $ 2,044,706     $     960,815
                                                                   ===========      ===========     =============
Pro forma net income (loss) used in per
    common share calculation                                       $  (639,518)     $ 1,456,954     $     892,407
                                                                   ===========      ===========     =============
Income per common share before
    extraordinary charge, as reported                              $       .38      $       .60     $         .56
                                                                   ===========      ===========     =============
Pro forma income (loss) per share before
    extraordinary charge                                           $      (.10)     $       .42     $         .52
                                                                   ===========      ===========     =============

NET INCOME PER DILUTED COMMON SHARE:

Net income as reported                                             $ 2,372,066      $ 3,286,004     $   1,637,141
                                                                   ===========      ===========     =============
Pro forma net income (loss)                                        $  (639,518)     $ 2,698,252     $   1,568,733
                                                                   ===========      ===========     =============
Net income per diluted common share as
     Reported                                                      $       .38      $       .60     $         .47
                                                                   ===========      ===========     =============
Pro forma net income (loss) per diluted
     common share                                                  $      (.10)     $       .57     $         .45
                                                                   ===========      ===========     =============

         The fair value of options at date of grant was estimated using the fair value based method with the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997:

                                    DECEMBER 31, 1999   DECEMBER 31, 1999    DECEMBER 31, 1997
                                    -----------------   -----------------    -----------------
Expected life (years)                      5                      5                5
Interest rate                              6.26%                  4.64%            5.71%

Annual rate of dividends                     --                     --               --
Volatility factor                          .606                   .627             .502

         The weighted average fair value of options at date of grant using the fair value based method during 1999, 1998 and 1997 is estimated at $3.13, $4.15 and $2.50, respectively.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  RETIREMENT PLAN

         The Company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The Company's contributions to the plan, which is based on a specified percentage of employee contributions amounted to $274,510, $76,123 and $60,886 in 1999, 1998 and 1997,
respectively.

         In 1997, the Board of Directors of the Company approved the adoption of a noncontributory employee stock ownership plan that enables all eligible employees to acquire shares of the Company's common stock. Contributions, which are determined by the Board of Directors, are in the form of common stock or cash that is used to purchase the Company's common stock for the benefit of participating employees. The Company accrued $75,000, $75,000 and $68,000 for the years ended December 31, 1999, 1998 and 1997, respectively, to fund the purchase of the Company's common stock pursuant to the plan.

9.  LEASE COMMITMENTS

         The Company leases certain office and warehouse space under non-cancelable operating leases expiring at various dates through 2016. Rent expense for all non-cancelable operating leases amounted to $2,001,854, $639,601 and $424,176 for the years ended December 31, 1999, 1998 and 1997, respectively. Aggregate minimum rental commitments under all non-cancelable operating leases approximate $11,051,581 as of December 31, 1999.

Such commitments on annual basis are as follows:

                    Years ending December 31,
                         2000                                                         $  2,441,718
                         2001                                                            2,211,085
                         2002                                                            1,770,783
                         2003                                                            1,166,019
                         2004                                                              897,989
                         Thereafter                                                      2,563,987
                                                                                ===================
                               Total                                                  $ 11,051,581
                                                                                ===================

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10.  INCOME TAXES

         The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                           1999                      1998                     1997
                                   ---------------------     ---------------------    ---------------------
        Current
                Federal                     $ 1,380,319              $  1,450,861              $    47,969
                State                           182,958                   306,097                  153,508
                                   ---------------------     ---------------------    ---------------------
                                              1,563,277                 1,756,958                  201,477
                                   ---------------------     ---------------------    ---------------------
        Deferred
                Federal                         463,911                   498,464                  930,969
                State                            51,972                    28,073                   19,410
                                   ---------------------     ---------------------    ---------------------
                                                515,883                   526,537                  950,379
                                   ---------------------     ---------------------    ---------------------
                                            $ 2,079,160              $  2,283,495             $  1,151,856
                                   =====================     =====================    =====================


         Income taxes are determined using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has reflected a deferred tax asset resulting from the availability of net operating loss carryforwards. At December 31, 1999 and 1998, the balance of the deferred tax asset relating to the net operating loss carryforwards was $2,504,047 and $2,848,497, respectively, after having been reduced by $344,450 each year for the amount of the benefit related to the 1999 and 1998 utilization of net operating loss carryforwards.

         The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    1999                      1998
                                                            ----------------------    ----------------------
Deferred tax assets:
    Benefit of net operating loss carry-
        Forwards                                                     $  2,968,764              $  3,313,214
    Inventory reserves                                                    362,590                   208,190
    Allowance for doubtful accounts                                       100,084                    74,502
                                                            ----------------------    ----------------------
        Total deferred tax assets                                       3,431,438                 3,595,906
                                                            ----------------------    ----------------------
Deferred tax liabilities:
    Differences in basis of acquired assets                               935,627                   173,242
    Other                                                                  57,421                   191,397
                                                            ----------------------    ----------------------
        Total deferred tax liabilities                                    993,048                   364,639
                                                            ----------------------    ----------------------
     Net deferred tax assets                                            2,438,390                 3,231,267
                                                            ======================    ======================



         The deferred tax liabilities are principally the result of the differences between the bases of the cost in excess of net assets acquired related to certain acquisitions for tax and financial reporting purposes.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:


                                                                               Year Ended December 31,
                                                              -----------------------------------------------------------
                                                                    1999                1998                  1997
                                                              -----------------    ----------------     -----------------
         Federal statutory rate                                          34.0%               34.0%                 34.0%

         State income taxes                                               5.1%                6.0%                  6.2%

         Effect of permanent differences between
            financial statement treatment and tax
            treatment of certain items, primarily
            amortization of goodwill                                     10.1%                1.0%                  1.1%
                                                              -----------------    ----------------     -----------------
         Effective tax rate                                              49.2%               41.0%                 41.3%
                                                              =================    ================     =================

         As of December 31, 1999, the Company had unused net operating loss carryforwards of $8,731,664, expiring in various years through 2010. Although the Company's use of these net operating loss carryforwards is limited to approximately $1 million per year as a result of a change of control as defined under Section 382 of the Internal Revenue Code, the expiration of such carryforwards will not inhibit the utilization or realization thereof. The amount of the net operating loss carryforwards and their expiration dates are as follows:

                                                                                            Net
                                                                                       Operating Loss
                  Expiring in Years Ending December 31,                                Carryforwards
                                                                                    ---------------------
                    2003                                                                     $   228,726
                    2004                                                                       1,100,173
                    2005                                                                         579,718
                    2006                                                                         782,129
                    2007                                                                       2,945,421
                    2008                                                                       2,336,094
                    2009                                                                         591,906
                    2010                                                                         167,497
                                                                                    ---------------------
                         Total                                                              $  8,731,664
                                                                                    =====================

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table summarizes financial instruments by individual balance sheet accounts at December 31, 1999:

                                                                              Carrying
                                                                               Amount               Fair Value
                                                                         --------------------   --------------------
                   Cash and cash equivalents                                      $  111,102             $  111,102
                   Receivables                                                    16,827,678             16,827,678
                   Accounts payable                                                9,668,171              9,668,171
                   Accrued expenses                                                1,958,596              1,958,596
                   Current portion of long-term debt                               1,746,598              1,746,598
                   Long-term debt                                                 87,808,934             86,889,201

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

12.  RELATED PARTY TRANSACTIONS

         The Company had a management advisory and consulting agreement with Gulfstream Financial Group, Inc. ("Gulfstream"), of which the chairman and chief executive officer of the Company is a 50% owner. Under the terms of such agreement, Gulfstream acted as an advisor and consultant to the Company principally concerning the expansion of the Company's business through the identification of potential acquisition candidates. This agreement was terminated effective March 1, 1999. Fees paid to Gulfstream in connection with the agreement amounted to $68,000, $305,000 and $105,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Gulfstream presently owns 5.4% of the Company's outstanding common stock.

         The Company leases seven of its facilities from entities owned by former stockholders of acquired businesses who are now employees of the Company. Rent expense of approximately $499,000 associated with these facilities has been charged to selling, general & administrative expenses for the year ended December 31, 1999. Management believes that the terms of such leases are no less favorable than those which otherwise are available in the market for those facilities.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         Battle Fowler LLP, the law firm in which Mr. McSherry, a director of the Company, was a partner, provided legal services to the Company during the years ended December 31, 1999 and 1998 of $611,000 and $129,798, respectively. Arent Fox Kintner Plotkin & Kahn, PLLC, the law firm in which Mr. McSherry is now a member, presently provides legal services to the Company and is expected to continue to provide legal services to the Company in the future.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of the Company's quarterly results of operations follows (in thousands except per share data):

                                         1999 Quarters ended                                   1998 Quarters ended
                           --------------------------------------------------    -------------------------------------------------
                            3/31         6/30        9/30         12/31             3/31        6/30         9/30        12/31
                            ----         ----        ----         -----             ----        ----         ----        -----
Sales                        $19,304     $29,974     $29,324         $30,356       $ 10,401     $ 10,671      $17,800     $18,096
Gross profit                   7,488      11,508      11,351          12,988          4,220        4,291        7,140       6,998
Income before
 extraordinary
 item                            703         869         349             452            758          718        1,035         775
Net income                       703       (583)         349             452            758          718        1,035         775
Per common
  share:
    Income before
       extraordinary
       charge                  $ .14       $ .15       $ .05           $ .06          $ .25        $ .22        $ .06       $ .16
    Net income                 $ .14     $ (.10)       $ .05           $ .06          $ .25        $ .22        $ .06       $ .16

Per diluted common share:
    Income before
       extraordinary
       charge                  $ .14       $ .15       $ .05           $ .06          $ .16        $ .15        $ .06       $ .16
    Net income                 $ .14     $ (.10)       $ .05           $ .06          $ .16        $ .15        $ .06       $ .16

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.       DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are set forth below:



  NAME                                            AGE      POSITION
  ----                                            ---      --------
  Dominic A. Polimeni.....................         53     Chairman and Chief Executive Officer

  Robert V. Gubitosi........................       52     Director, President and Chief Financial Officer

  Douglas D. Zadow........................         42     Director and Vice President; President, QDL

  Milton M. Adler..........................        73     Director

  Frederick W. London.....................         48     Director

  William J. McSherry, Jr..................        52     Director

  Phillip W. Schwiebert....................        61     Vice President; Regional Vice President, QDL

  Malcolm A. Tallmon.....................          61     Vice President, Aerospace Business Development

  James W. Taylor...........................       55     Vice President; President, Integrated Material
                                                          Services



         Each of the directors of the Company holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. The Company's by-laws currently provide for not less than five directors nor more than twelve directors. Currently, there are six directors of the Company. The by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of the officers or directors of the Company except that Dominic A. Polimeni is the brother-in-law of Robert V. Gubitosi.

         The principal occupation and business experience for each officer and director of the Company for the last five years is as follows:

         DOMINIC A. POLIMENI has been Director of the Company since March 1995 and Chairman and Chief Executive Officer of the Company since February 1996. Previously, Mr. Polimeni was also President of the Company from March 1995 until May 1999. Since September 1997, he has been a director of Nu Horizons, Inc., a publicly held company based in Melville, New York, which is a distributor of electronic components. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since

August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. ("Arrow") for four (4) years. He also held several other positions, including general management positions, with Arrow over an eight-year period. Mr. Polimeni also practiced as a Certified Public Accountant for more than 12 years and was a Partner in the New York office of Arthur Young & Company. Mr. Polimeni is the brother-in-law of Mr. Gubitosi.

         ROBERT V. GUBITOSI has been a Director of the Company since February 1996, and President and Chief Financial Officer since May 1999. Mr. Gubitosi has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of General Partner and Chief Financial Officer of the Securities Groups, a New York investment banking firm and primary dealer of U.S. government securities, with responsibility for the investment banking activities of the firm. In addition, Mr. Gubitosi has held managerial positions at Goldman Sachs & Company and Oppenheimer & Company, and specialized in brokerage accounting and auditing at Haskins & Sells and Touche Ross & Company. Mr. Gubitosi is the brother-in-law of Mr. Polimeni.

         DOUGLAS D. ZADOW has been a Director of the Company since September 1999, a Vice President of the Company and President of QDL since May 1998 and President of Calfast, now a wholly owned subsidiary of the Company, since May 1995. Calfast became a part of the Company as of September 1997. From 1987 to 1996, he served as President of All-Spec, Inc., a manufacturers representative of fastener products. In 1986, Mr. Zadow served as President of the Southwest Fastener Association.

         MILTON M. ADLER has been a Director of the Company since February 1996. Mr. Adler was Secretary of the Company from October 1993 through September 1999, and Treasurer of the Company from February 1992 through September 1999. Since July 1997, he has been President, Secretary, and Treasurer of Judicate of Philadelphia, Inc., a former subsidiary of the Company. Prior to October 1993, Mr. Adler was employed by Travelco, a travel-consulting firm, for more than 18 years in various capacities, the most recent of which was Vice President of Administration. Mr. Adler is a Certified Public Accountant.

         FREDERICK W. LONDON has been a Director of the Company since April 1998. Mr. London has been a partner of the law firm of Dunnington, Bartholow & Miller LLP, Westlake Village, California since September 1999. Mr. London was Vice President and Deputy General Counsel of Pinkerton's, Inc., a provider of global security solutions based in Westlake Village, California, from February 1998 to June 1999. During the period January 1995 through February 1998, Mr. London was a partner of Gould & Wilkie, a law firm based in New York City. Prior to that, he was a partner in the New York City office of the law firm of Dunnington, Bartholow & Miller LLP.

         WILLIAM J. MCSHERRY, JR. has been a Director of the Company since February 1996. Mr. McSherry has been a member of Arent Fox Kintner Plotkin & Kahn, PLLC, a law firm with offices in New York City and Washington, DC, since February 2000. Arent Fox is legal counsel to the Company. Prior to February 2000, Mr. McSherry was a partner in the law firms of Battle Fowler and Bryan Cave. He is also President and a director of Playtex Marketing Corporation, a privately-owned corporation, and, up to April 1998, served as a trustee and as Deputy Mayor of the Village of Larchmont, State of New York.

         PHILLIP D. SCHWIEBERT has been a Vice President of the Company and Northwest and South Central Regional Vice President of QDL since May 1998. From March 1995 to May 1998, he was President of Quest Electronic Hardware, Inc., which is now QDL. From 1991 to 1995, Mr. Schwiebert served as the Vice President and General Manager of the Fastener Division of Arrow Electronics, Inc. Prior to that, he held the position of Vice President of Connector Marketing for Arrow and Vice President of Marketing for Amphenol, a division of Allied Corporation.

         MALCOLM A. TALLMON has been a Vice President of the Company responsible for Aerospace Business Development since August 1999 and President of Fortune, now a wholly owned subsidiary of the Company since its inception in March 1964. Fortune became a part of the Company as of July 1998.

         JAMES W. TAYLOR has been a Vice President of the Company since May 1998 and President of IMS, now a wholly owned subsidiary of the Company, since its inception in February 1997. IMS became a part of the Company as of June 1997. From 1971 to 1996, he served as Executive Vice President of Semblex Corporation, a manufacturer of fasteners. From 1992 to 1995, Mr. Taylor served as Chairman of the National Fastener Distributor Association, and from 1994 to 1997, he served as one of nine industry representatives on the Public Law Task Force, a federal government committee for fastener regulation.

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

         Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16(a), and without researching or making any inquiry regarding delinquent Section 16(a) filings, the Company believes that, during the fiscal year ended December 31, 1999, all such reports were filed on a timely basis, except that each of Messrs. Polimeni, Gubitosi, Zadow, London, Adler and McSherry failed to timely file a report of change in beneficial ownership on Form 5 with respect to stock options granted to him in November 1999, which reports will be filed as soon as practicable.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth summary information concerning the compensation for the past three years of the named executives.



                                                                 Annual Compensation
                                               ---------------------------------------------------------
             Name and                                                             Other annual
        PRINCIPAL POSITION             YEAR     SALARY ($)      BONUS ($)       COMPENSATION ($)
        ------------------             ----     ----------      ----------      ----------------

                (a)                    (b)         (c)              (d)                (e)

Dominic A. Polimeni                 1999           $265,600         --                 --
  Chairman and                      1998           $182,800         --                 --
  Chief Executive Officer           1997           $100,000         --                 --

Robert V. Gubitosi                  1999           $176,241         --                 --
President and                       1998            $47,600         --                 --
  Chief Financial Officer           1997            $45,000         --                 --

Douglas D. Zadow                    1999           $218,000       $37,500              --
  Vice President and                1998           $198,000         --                 --
  President of Questron             1997            $60,000         --                 --
  Distribution Logistics, Inc.

Phillip D. Schwiebert               1999           $106,000       $57,763              --
  Vice President and                1998           $106,000       $62,050              --
  Regional Vice                     1997           $106,000       $63,578              --
  President of Questron
  Distribution Logistics, Inc.

Malcolm A. Tallmon
  Vice President, Aerospace         1999           $144,400       $20,000              --
  Business Development              1998            $72,200       $10,000              --
                                    1997                 --         --                 --
James W. Taylor
  Vice President and                1999           $156,000         --                 --
  President of Integrated           1998           $156,000         --                 --
  Material Systems, Inc.            1997            $91,000         --                 --



                                                                Long-Term Compensation0
                                               ----------------------------------------------------------
                                                            Awards                       Payouts
                                               ---------------------------------  -----------------------
                                                Restricted       Securities
              Name and                             stock         Underlying                LTIP             All other
         PRINCIPAL POSITION            YEAR     AWARDS ($)    OPTIONS/SARS(#)          PAYOUTS ($)       COMPENSATION ($)
         ------------------            ---      ---------     --------------           ----------        -----------------

                 (a)                    (b)         (f)             (g)                    (h)              (i)

 Dominic A. Polimeni                 1999           --             26,265             --              --
   Chairman and                      1998           --          1,100,000             --              --
   Chief Executive Officer           1997           --                 --             --              --

 Robert V. Gubitosi                  1999           --             26,265             --              --
   President and                     1998           --                 --             --              --
   Chief Financial Officer           1997           --                 --             --              --

 Douglas D. Zadow                    1999           --             24,621             --              --
   Vice President and                1998           --            300,000             --              --
   President of Questron             1997           --                 --             --              --
   Distribution Logistics, Inc.

 Phillip D. Schwiebert               1999           --              9,000             --              --
   Vice President and                1998           --            333,333             --              --
   Regional Vice                     1997           --            196,667             --              --
   President of Questron
   Distribution Logistics, Inc.

 Malcolm A. Tallmon
   Vice President, Aerospace         1999           --             37,500             --              --
   Business Development              1998           --                 --             --              --
                                     1997           --                 --             --              --
 James W. Taylor
   Vice President and                1999           --             10,500             --              --
   President of Integrated           1998           --             90,000             --              --
   Material Systems, Inc.            1997           --             90,000             --              --


EMPLOYMENT AGREEMENTS

         Dominic A. Polimeni, Chairman and Chief Executive Officer of the Company, is a party to a five-year employment agreement with the Company effective July 1, 1998. Under the terms of such employment agreement, the Company has agreed to compensate Mr. Polimeni with a regular salary at the rate of $250,000 per annum and incentive compensation of up to $100,000 based upon the attainment of certain operating and earnings targets. Effective March 29, 1999, options to purchase 1,100,000 shares of common stock of the Company at an exercise price of $4.50 per share were awarded to Mr. Polimeni pursuant to the terms of the agreement.

         Mr. Polimeni is a 50% stockholder of Gulfstream Financial Group, Inc. ("Gulfstream"), and shares voting and investment power with respect to the shares of the Company's common stock owned by Gulfstream. Pursuant to a Management Advisory and Consulting Agreement, dated as of November 29, 1994, between the Company and Gulfstream, Gulfstream acted as an advisor and consultant to the Company. Such advisory and consulting services were directed principally at the expansion of the Company's business through the identification of potential acquisition candidates. The agreement was terminated effective March 1, 1999, more than one year prior to its stated expiration and options to purchase 1,160,500 shares of common stock at an average exercise price of $5.43 were cancelled. Fees paid to Gulfstream in connection with the agreement and the termination thereof amounted to $68,000 in 1999, $305,000 in 1998 and $105,000 in 1997. Pursuant to a shareholders' agreement, Mr. Polimeni has agreed to share his beneficial ownership of the options received under his employment agreement with the other 50% shareholder of Gulfstream.

         Robert V. Gubitosi, President and Chief Financial Officer of the Company, is a party to an employment agreement with the Company effective October 1, 1999 through June 30, 2003. Under the terms of such employment agreement, the Company has agreed to compensate Mr. Gubitosi with a regular salary at the rate of $250,000 per annum and incentive compensation of up to $100,000 based upon the attainment of certain operating and earnings targets.

         In connection with the acquisition of Calfast, the Company entered into a five-year employment agreement with Douglas D. Zadow, a former shareholder and President of Calfast, effective September 1, 1997. Under the terms of such employment agreement, as amended, the Company has agreed to compensate Mr. Zadow with a regular salary at the rate of $200,000 per year and incentive compensation of up to $100,000 based on the attainment of certain operating goals. Effective March 31, 1999, options to purchase 300,000 shares of common stock of the Company at an exercise price of $4.50 per share were awarded to Mr. Zadow pursuant to the terms of the agreement, as amended.

         QDL entered into a four-year employment agreement with Phillip D. Schwiebert, its Western Regional Vice President, effective April 1, 2000. Under the terms of such employment agreement, QDL has agreed to compensate Mr. Schwiebert with regular salary at the rate of $106,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $15,000 per quarter. In addition, pursuant to an Exchange Agreement dated November 8, 1996 (See Item 11 - "Exchange Agreement"), on February 24, 1998, options to purchase 166,667 shares of common stock of the Company at an exercise price of $7.75 per share and, effective March 31, 1999, options to purchase 333,333 shares of common stock at an exercise price of $4.50 per share, were awarded to Mr. Schwiebert.

         In connection with the acquisition of Fortune Industries, the Company entered into a five-year employment agreement with Malcolm A. Tallmon, the former shareholder and President of Fortune Industries, effective June 30, 1998. Under the terms of such employment agreement, the Company had agreed to compensate Mr. Tallmon with a regular salary at the rate of $144,400 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $20,000 per year. Pursuant to the terms of the employment agreement as amended, reflecting a change in his role and responsibilities, the Company agreed to compensate Mr. Tallmon for the remaining term of the agreement with regular salary at the rate of $64,400 per year effective January 1, 2000.

         In connection with the acquisition of IMS, the Company entered into a five-year employment agreement with James W. Taylor, the former shareholder and President of IMS, effective June 1, 1997. Under the terms of such employment agreement, the Company has agreed to compensate Mr. Taylor with regular a salary at the rate of $144,000 per year, plus bonus compensation based on the attainment of certain operating goals at the rate of $14,400 per year. Effective March 31, 1999, options to purchase 90,000 shares of common stock of the Company at an exercise price of $4.50 per share were awarded to Mr. Taylor pursuant to the terms of the agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth summary information concerning stock options granted in respect of employment for the year ended December 31, 1999 to the named executives.



                                                                                                  Potential realizable value
                                                                                                  at assumed annual rates of
                                                                                                 stock price appreciation for
                                                                                                          option term
                                    Individual  Grants
------------------------------ ---------------- ---------------- --------------- --------------- -------------- ---------------
                                                  Percent of
                                  Number of          total
                                 securities      Options/SARs
                                 underlying       granted to      Exercise or
                                Options/SARs     employees in      base price      Expiration
NAME                             GRANTED (#)      FISCAL YEAR        ($/SH)           DATE          5% ($)         10% ($)
----                             -----------      -----------        ------           ----          ------         -------

             (a)                     (b)              (c)             (d)             (e)             (f)            (g)

Dominic A. Polimeni                26,265           6.7%            $3.56          11/19/09        $58,845        $149,125

Robert V. Gubitosi                 26,265           6.7%            $3.56          11/19/09        $58,845        $149,125

Douglas D. Zadow                   24,621           6.3%            $3.56          11/19/09        $55,162        $139,791

Phillip D. Schwiebert               9,000           2.3%            $3.56          11/19/09        $20,164        $51,099

Malcolm A. Tallmon                 37,500           9.5%            $3.63          11/17/09        $85,490        $216,649

James W. Taylor                    10,500           2.7%            $3.56          11/19/09        $23,525        $59,616


         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL]
                           YEAR-END OPTION/SAR VALUES

         The following table sets forth summary information concerning the exercise options during the year ended December 31, 1999 by each of the named executives and the year-end value of their respective unexercised options. None of the named executives exercised any stock options during 1999.



                                                                                 Number of securities
                                                                                      underlying         Value of unexercised
                                                                                     unexercised             in-the-money
                                                                                   options/SARs at         options/SARs at
                                                                                   fiscal year end       fiscal year end ($)
                                                                                ----------------------- -----------------------
                                  Shares acquired on                                 Exercisable/            Exercisable/
         NAME                        EXERCISE (#)         VALUE REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE
                                     ------------         ------------------        -------------           -------------
             (a)                         (b)                     (c)                     (d)                     (e)

Dominic A. Polimeni                       --                      --                  1,100,000/             $2,131,250/
                                                                                        26,265                 $75,512

Robert V. Gubitosi                        --                      --                     -- /                   $ -- /
                                                                                        26,265                 $75,512

Douglas D. Zadow                          --                      --                   300,000/               $581,250/
                                                                                        24,621                 $70,785

Phillip D. Schwiebert                     --                      --                   550,000/               $735,208/
                                                                                        19,000                 $30,250

Malcolm A. Tallmon                        --                      --                   37,500/                $105,469/
                                                                                          --                      --

James W. Taylor                           --                      --                   126,000/               $190,125/
                                                                                        64,500                 $53,813


COMPENSATION OF DIRECTORS

         Other than the 1994 Director Non-Qualified Stock Option Plan and the 1996 Stock Option Plan described below, the Company does not have a standard policy regarding compensation of members of the board of directors. Other than as reported below, the members of the board of directors did not receive compensation for their services as such during the year ended December 31, 1999.

THE 1994 DIRECTOR NON-QUALIFIED STOCK OPTION PLAN

         The 1994 Director Non-qualified Stock Option Plan, as amended (the "1994 Plan"), was approved by stockholders at the annual meeting held June 11, 1998. The 1994 Plan provides for options to purchase an aggregate of 150,000 shares of the Company's common stock that may be granted to non-employee directors of the Company.

         All non-employee directors shall receive an option to purchase 5,000 shares of the common stock of the Company on the first Wednesday of February in each calendar year at an exercise price equal to the fair market value per share of the common stock on that date. In addition, on September 8, 1998 Mr. McSherry was awarded options to purchase 20,000 shares of common stock of the Company at an exercise price equal to the fair market value per share of the common stock on that date and Mr. London was awarded options to purchase 3,000 shares of common stock of the Company at an exercise price equal to the fair market value per share of the common stock on that date. Such options are exercisable immediately for a period of 10 years from date of grant unless terminated earlier pursuant to the terms of the Plan. Under the 1994 Plan, 72,000 have been granted to date at exercise prices ranging from $3.88 per share to $24.08 per share.

1996 STOCK OPTION PLAN

         The 1996 Stock Option Plan, as amended (the "1996 Plan"), was approved by stockholders at the annual meeting held October 28, 1999. Under the 1996 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to officers, employees and directors of the Company and its subsidiaries. The 1996 Plan provides for options to purchase an aggregate number of shares of the Company's common stock that be granted to officers, employees and directors of the Company and its subsidiaries equal to the greater of 1,000,000 shares of common stock or 14% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year. As of December 31, 1999, an aggregate of 1,003,033 shares of the Company's common stock were authorized for grant under the 1996 Plan.

         In 1999, 1998 and 1997, the Company granted to its officers, employees and directors options to purchase 355,551, 10,300 and 159,450 shares, respectively, of the Company's common stock. In 1999 and 1998, options to purchase 5,550 and 46,500 shares, respectively, of the Company's common stock were cancelled. Options granted were issued with an exercise price equal to the fair market value of the common stock on the date of grant. The options have terms of ten years and become exercisable in three equal nine-month installments, three equal annual installments or three years from date of grant. Accordingly, pursuant to the terms of the 1996 Plan, a total of 528,123 shares of the Company's common stock are reserved and available for future stock option awards under the 1996 Plan.

EMPLOYEE STOCK OWNERSHIP PLAN

         In 1997, the Board approved the adoption of an Employee Stock Ownership Plan ("ESOP") beginning with the year ended December 31, 1997. In 1999 and 1998, the Company purchased 17,700 and 14,300 shares, respectively, in respect of the 1998 and 1997 contributions, respectively, to the ESOP. For the year ended December 31, 1999, the Company accrued $75,000 to fund the purchase of additional shares of the Company's common stock pursuant to the ESOP.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information, as of March 21, 2000, known to the Company regarding beneficial ownership of the Company's common stock by (i) any holder of more than five percent of the outstanding shares; (ii) the Company's directors; and (iii) all executive officers and directors as a group:



                                                                                                                 % of
            Name and address of                                                  Number of Shares of Common     Common
             beneficial owner                    Position With the Company                  Stock                Stock
-------------------------------------------- ----------------------------------- ---------------------------- ------------

Dominic A. Polimeni (1)                      Chairman and Chief Executive                  2,374,957     (2)        25.78
                                             Officer

Robert V. Gubitosi (1)                       Director, President and Chief                        --     (3)      --
                                             Financial Officer

Douglas D. Zadow                             Vice President and President of                 872,176     (4)        11.77
         1 Fox Hollow Lane                   Questron Distribution Logistics,
         Melissa, TX 75454                   Inc., a  subsidiary of the Company

Milton M. Adler (1)                          Director                                          8,247     (5)       *

Frederick W. London (1)                      Director                                         14,000     (6)       *

William J. McSherry, Jr. (1)                 Director                                         95,384     (7)         1.32

Phillip D. Schwiebert (8)                    Vice President and Regional Vice                913,339     (9)        11.54
c/o Questron Distribution                    President of Questron
      Logistics, Inc.                        Distribution Logistics, Inc., a
         386 Railroad Court                  subsidiary of the Company
         Milpitas, CA 95035

Gulfstream Financial Group, Inc.                             --                            1,260,273    (10)        15.54
         6400 Congress Ave.
         Suite 2000
         Boca Raton, FL 33487

Joan R. Gubitosi (4)                                         --                            2,360,273    (11)        25.62
c/o Gulfstream Financial Group,
      Inc.
         6400 Congress Ave.
         Suite 2000
         Boca Raton, FL 33487




Malcolm A. Tallmon                           President and General Manager of                662,040    (12)         9.26
c/o Fortune Industries, Inc.                 Fortune Industries, Inc., a
         3408 S. Jones                       subsidiary of the Company
         Fort Worth, TX 76110

Gregory S. Fitzgerald                        President and General Manager of                887,626    (13)        11.97
c/o Fas-Tronics, Inc.                        Fas-Tronics, Inc., a subsidiary
         4324 Garland Drive                  of the Company
         Fort Worth, TX 76117

Valerie L. Fitzgerald                        Operations Manager of                           887,626    (13)        11.97
c/o Fas-Tronics, Inc.                        Fas-Tronics, Inc., a subsidiary
         4324 Garland Drive                  of the Company
         Fort Worth, TX 76117

All officers and directors as a                                                            5,158,243                49.36
group
      (nine persons)
----------------------------
*  Less than 1 %



1. c/o Questron Technology, Inc., 6400 Congress Avenue, Suite 2000, Boca Raton, FL 33487.

2. Consists of 260,273 shares of common stock and Series IV Warrants to purchase 1,000,000 shares of common stock owned by Gulfstream, 14,684 shares of common stock owned by Mr. Polimeni and options to purchase 1,100,000 shares of common stock at an exercise price of $4.50 per share that were awarded to Mr. Polimeni pursuant to the terms of his employment agreement. Pursuant to the terms of a Gulfstream shareholder agreement, beneficial interest in such options is shared equally by Mr. Polimeni and Mrs. Gubitosi. These amounts do not include options to purchase 26,265 shares of common stock at $3.5625 per share granted effective November 19, 1999, which vest and become exercisable as to 8,875 shares on each of the first, second and third anniversary dates of the date of the grant.

3. Does not include options to purchase 26,265 shares of common stock at $3.5625 per share granted effective November 19, 1999, which vest and become exercisable as to 8,875 shares on each of the first, second and third anniversary dates of the date of the grant. Mr. Gubitosi's wife, Joan R. Gubitosi, has shared beneficial ownership with Mr. Polimeni of 2,360,273 shares of common stock (see Footnote 11). Mr. Gubitosi disclaims beneficial ownership of such shares.

4. The 872,176 shares of common stock reported above include 30,162 shares subject to a serial put agreement dated September 22, 1997, which gives Mr. Zadow the option to sell the shares to the Company on a monthly basis during the five year period ending September 22, 2002 for a price of $6.275 per share, and options to purchase 300,000 shares of common stock at an exercise price of $4.50 per share that were awarded to Mr. Zadow effective March 31, 1999 pursuant to the terms of his employment agreement. These amounts do not include options to purchase 24,621 shares of common stock at $3.5625 per share granted effective November 19, 1999, which vest and become exercisable as to 8,297 shares on each of the first, second and third anniversary dates of the date of the grant.

5.                Includes options to purchase 8,000 shares of common stock.
                  These amounts do not include options to purchase 3,000 shares of common stock at $3.5625 per share granted effective November 19, 1999, which vest and become exercisable as to 1,000 shares on each of the first, second and third anniversary dates of the date of the grant.

6. Consists of 500 shares of common stock, Series IV Warrants to purchase 500 shares of common stock and options to purchase 13,000 shares of common stock. These amounts do not include options to purchase 3,000 shares of common stock at $3.5625 per share granted effective November 19, 1999, which vest and become exercisable as to 1,000 shares on each of the first, second and third anniversary dates of the date of the grant.

7. Includes 5,984 shares of common stock owned by Mr. McSherry, options to purchase 48,000 shares of common stock and Series IV Warrants to purchase 41,400 shares of common stock. These amounts do not include 886 shares of common stock owned by one of his adult sons, as to which Mr. McSherry disclaims beneficial ownership. These amounts do not include options to purchase 3,000 shares of common stock at $3.5625 per share granted effective November 19, 1999, which vest and become exercisable as to 1,000 shares on each of the first, second and third anniversary dates of the date of the grant.

8.                Pursuant to the terms of the Exchange Agreement, Mr.
                  Schwiebert received options to purchase 166,667 shares of common stock of the Company at an exercise price of $7.75 per share on February 24, 1998 and options to purchase 333,333 shares of common stock at an exercise price of $4.50 per share effective March 31, 1999.

9. The shares reported above consist of 113,339 shares owned by Mr. Schwiebert, options to purchase 550,000 shares of common stock and Series IV Warrants to purchase 250,000 shares of common stock. These amounts do not include options to purchase 10,000 shares of common stock at $6.00 per share granted effective May 31, 1997, which vest and become exercisable on the third anniversary date of the date of the grant. Also see footnote 8.

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

12. The 662,040 shares of common stock reported above include options to purchase 37,500 shares of common stock at an exercise price of $3.625 per share that were awarded to Mr. Tallmon effective November 17, 1999.

13. The 887,626 shares of common stock reported above are owned jointly by Mr. and Mrs. Fitzgerald and include options to purchase 40,000 shares of common stock at an exercise price of $4.575 that were awarded September 24, 1998 and 14,534 shares of common stock purchased in open market transactions.

EXCHANGE AGREEMENT

         In connection with the Webb acquisition and the related offering of units, Gulfstream and Phillip D. Schwiebert, stockholders of the Company, entered into an Exchange Agreement dated as of November 8, 1996 (the "Exchange Agreement") pursuant to which Gulfstream and Schwiebert agreed to exchange their rights to receive warrants to purchase up to 10% and 5%, respectively, of the common stock outstanding as of March 31, 1995. Based upon the number of shares of common stock outstanding on such date (after giving effect to the exercise of all the outstanding options and warrants), the foregoing represented the right of Gulfstream and Schwiebert to acquire up to 264,172 and 132,086 shares of common stock, respectively, at $1.00 per share.

         The board of directors deemed it desirable to enter into the Exchange Agreement by reason of the fact that the rights previously granted to Gulfstream and Schwiebert would have resulted in substantial charges to the Company's earnings by reason of accounting rules now in effect and would have resulted in substantial dilution to the other stockholders. Under the options, warrants and rights granted under the Exchange Agreement, no charge to earnings resulted as a consequence of their being exercisable at the fair market value at the date of grant in lieu of $1.00 per share. In addition, pursuant to the Exchange Agreement the Company substantially increased the pre-tax income targets needed to earn certain of the awards from $1.4 million, $1.8 million, $2.2 million and $2.6 million to $2.5 million, $3.5 million and $4.5 million. Under the prior arrangements, one half of the awards would have been earned upon completion of the acquisition of Webb, thereby resulting in a substantial charge to earnings and substantial dilution to stockholders. Under the Exchange Agreement, no awards, which were conditioned on meeting the pre-tax income targets set forth below, were earned until the $2.5 million pre-tax income target was met or exceeded. Finally, although Gulfstream and Mr. Schwiebert had the opportunity to earn a substantially greater number of shares, the amount of consideration, which will have to be paid for such shares, substantially increased as well. Based upon then current market prices, the price to be paid per share acquired increased under the Exchange Agreement from $1.00 to at least $3.75.

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

         Gulfstream:       1) Options to acquire 120,000 shares of Common Stock
                           for a per share exercise price equal to $3.75; and

                           2) Series IV Warrants to acquire 1,000,000 shares of Common Stock.

         Schwiebert:       1) Options to acquire 30,000 shares of Common Stock
                           for a per share exercise price equal to $3.75; and

                           2) Series IV Warrants to acquire 250,000 shares of Common Stock.

         In addition, Gulfstream and Schwiebert were entitled to receive options to acquire additional shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant when the pre-tax income targets set forth below were met or exceeded in any fiscal year up to and including fiscal year 2001:



                                           No. of Additional
             No. of Additional             Schwiebert Shares
             Gulfstream Shares                                         Pre-tax Income at Least
         ---------------------------     -----------------------    -------------------------------
                  333,333                       166,667                       $2,500,000
                  333,333                       166,667                       $3,500,000
                  333,334                       166,668                       $4,500,000



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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to a Management and Advisory Consulting Agreement, the Company agreed to compensate Gulfstream for advisory and consulting services. This agreement, which can be terminated by either party on 90 days notice, was to expire on March 31, 2000. The agreement was terminated effective March 1, 1999, more than one year prior to its stated expiration. Fees paid to Gulfstream in connection with the agreement and the termination thereof amounted to $68,000 in 1999, $305,000 in 1998 and $105,000 in 1997.

         Battle Fowler LLP, the law firm in which Mr. McSherry, a director of the Company, was a partner through February 2000, provided legal services to the Company during the year ended December 31, 1999. Arent Fox Kintner Plotkin & Kahn, PLLC, the law firm in which Mr. McSherry is now a member, presently provides legal services to the Company and is expected to continue to provide legal services to the Company in the future.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

          1. The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

          2. The financial statement schedule is filed as part of this annual report.

          3.   See Index to Exhibits on page 75.

     (b)  Report on Form 8-K.

                  Date of Report
                  (Date of Earliest Event Reported)               Item Reported
                  -------------------------------------------     ------------------------------------------------------------
                                                                  Acquisition  of fastener  distributors;  included pro forma
                                July 15, 1999                     combined  statement of operations  for the Company,  Action
                     (amended August 13, 1999)                    Threaded Products, Inc, Capital Fasteners, Inc., a North
                                                                  Carolina corporation ("Capital"), Metro Form Corporation,
                                                                  d.b.a. Olympic Fasteners & Electronic Hardware Fortune
                                                                  Industries, Inc., Fas-Tronics, Inc., a Texas corporation
                                                                  and AFCOM, Inc., a Florida corporation ("AFCOM") for the
                                                                  three month periods ended March 31, 1998 and March 1999,
                                                                  and for the year ended December 31, 1998, and audited
                                                                  balance sheet at December 31, 1998 and audited statements
                                                                  of operations, stockholders equity, and cash flows for
                                                                  the year ended December 31, 1998 for Action Threaded
                                                                  Products, Inc., and unaudited balance sheet at March 31,
                                                                  1999 and unaudited statements of operations, stockholders
                                                                  equity, and cash flows for the three month period ended
                                                                  March 31, 1999 for Action Threaded Products, Inc.

                            QUESTRON TECHNOLOGY, INC.
                                      INDEX
                             TO FINANCIAL STATEMENTS

                                  (ITEM 14 (a))

                                                                                                PAGE
                                                                                                ----
         Report of Independent Auditors covering consolidated financial statements at December 31, 1999 and 1998 and for each of the two years in the period
            ended December 31, 1999                                                              26

         Report of Independent Auditors covering consolidated financial statements
            for the year ended December 31, 1997                                                 27

         Consolidated Balance Sheet as of December 31, 1999 and 1998                             28

         For the years ended December 31, 1999, 1998 and 1997:

                  Consolidated Statement of Operations                                           29
                  Consolidated Statement of Changes in Stockholders' Equity                      30
                  Consolidated Statement of Cash Flows                                           31

         Notes to Consolidated Financial Statements at December 31, 1999, 1998 and
            1997 and for the years then ended                                                    32

         The following financial statement schedules for the three years ended
            December 31, 1999 are included in Item 14 (d):

               Schedule I - Condensed financial information of registrant
               Schedule II - Valuation and qualifying accounts

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUESTRON TECHNOLOGY, INC.

                                        By:      /s/  DOMINIC A. POLIMENI
                                                 -----------------------------
                                                 Dominic A. Polimeni,
                                                 Chairman and
                                                    Chief Executive Officer

                                        Date:    March 30, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000:

(1)  Principal Executive Officer:         (3)  A Majority of the Board of Directors:

         /s/  DOMINIC A. POLIMENI              /s/  MILTON M. ADLER
         -------------------------------       --------------------------------
         Dominic A. Polimeni,                  Milton M. Adler, Director
           Chief Executive Officer


                                               /s/  ROBERT V. GUBITOSI
                                               --------------------------------
                                               Robert V. Gubitosi, Director


(2)  Principal Financial and Accounting        /s/  FREDERICK W. LONDON
           Officer:                            --------------------------------
                                                    Frederick W. London, Director


         /s/  ROBERT V. GUBITOSI               /s/  WILLIAM J. MCSHERRY, JR.
         -------------------------------       --------------------------------
         Robert V. Gubitosi,                   William J. McSherry, Jr., Director
            Chief Financial Officer


                                               /s/  DOMINIC A. POLIMENI
                                               --------------------------------
                                               Dominic A. Polimeni, Director


                                               /s/  DOUGLAS D. ZADOW
                                               --------------------------------
                                               Douglas D. Zadow, Director

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            QUESTRON TECHNOLOGY, INC.
                                (Parent Company)

                             CONDENSED BALANCE SHEET
                          AT DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                          1999                     1998
                                                                      -----------              -----------
Current assets:
   Cash and cash equivalents                                          $   867,444              $         -
   Other current assets                                                   300,074                   96,166
                                                                      -----------              -----------
   Total current assets                                                 1,167,518                   96,166

Property and equipment--net                                               522,509                  539,024
Deferred income taxes                                                   3,431,438                3,595,906
Other assets (principally investment in and amounts due from
   wholly owned subsidiaries)                                          32,766,054               67,467,339
                                                                      -----------              -----------
Total assets                                                          $37,887,519              $71,698,435
                                                                      ===========              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                              $ 1,822,310              $ 2,764,959
   Current portion of long-term debt                                            -                1,610,000
                                                                      -----------              -----------
   Total current liabilities                                            1,822,310                4,374,959

Deferred income taxes                                                     993,048                  364,639
Long-term debt                                                                  -               39,154,873

Common stock subject to put agreement                                     622,170                  339,697

Stockholders' equity:
   Common stock                                                             7,165                    4,795
   Other stockholders' equity                                          34,443,826               27,459,472
                                                                      -----------              -----------
   Total stockholders' equity                                          34,449,991               27,464,267
                                                                      -----------              -----------
Total liabilities and stockholders' equity                            $37,887,519              $71,698,435
                                                                      ===========              ===========


                  See Notes to Condensed Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                                (Parent Company)

                          CONDENSED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                    1999                    1998                  1997 (*)
                                                 ----------             ----------              -----------
Costs and expenses:
   General and administrative                    $3,054,827             $1,746,473              $   399,191
   Depreciation and amortization                    413,413                676,806                  266,411
   Interest expense                               3,042,110              2,647,836                  298,510
                                                 ----------             ----------              -----------
   Total costs and expenses                       6,510,350              5,071,115                  964,112
                                                 ----------             ----------              -----------

Loss before income taxes, equity in
   net income of subsidiaries and
   extraordinary charge                          (6,510,350)            (5,071,115)                (964,112)
Income tax benefit                                3,203,000              2,079,157                  398,178
                                                 ----------             ----------              -----------

Loss before equity in net income of              (3,307,350)            (2,991,958)                (565,934)
   subsidiaries and extraordinary
   charge
Equity in net income of subsidiaries              5,363,166              6,277,962                2,203,075
                                                 ----------             ----------              -----------
Loss before extraordinary charge                  2,055,816              3,286,004                1,637,141
Extraordinary charge (less applicable
   income taxes of $928,854)                     (1,135,266)                     -                        -
                                                 ----------             ----------              -----------
Net income                                      $   920,550             $3,286,004               $1,637,141
                                                ===========             ==========               ==========


(*) Not covered by report of independent auditors.

                  See Notes to Condensed Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                                (Parent Company)

                        CONDENSED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                1999                    1998                  1997 (*)
                                               ------------             ----------            -------------
Net cash from operating
   activities                                  $  1,249,713             $2,816,657            $     989,484

Investing activities
   Net cash consideration paid for
      acquired businesses                                 -            (24,072,714)             (12,641,922)
   Other                                           (159,482)              (576,746)                 (42,794)
                                               ------------             ----------            -------------
Net cash used in investing
   activities                                      (159,482)           (24,649,460)             (12,684,716)

Financing activities
   Proceeds from long-term debt                           -             40,294,519               11,425,000
   Repayments of long-term debt                           -            (11,128,334)              (3,950,053)
   Fees and expenses associated with
     long-term financing                                  -             (2,193,973)                       -
   Net proceeds from Convertible
     Preferred Stock Unit Offering                        -                      -                5,634,812
   Other                                           (222,787)              (116,829)                 (45,065)
                                               ------------             ----------            -------------
Net cash (used in) provided by
   financing activities                            (222,787)            26,855,383               13,064,694
                                               ------------             ----------            -------------

Increase (decrease) in cash                     $   867,444              $(610,734)            $    609,506
                                                ===========              =========             ============


(*) Not covered by report of independent auditors.

                  See Notes to Condensed Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                                (Parent Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.   BASIS OF PRESENTATION

     In the parent company financial statements, the company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The Company's share of net income of its consolidated income statement is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2.   LONG-TERM DEBT

     Long-term debt at December 31, 1998 consisted principally of borrowings under a loan and security agreement that provided for long-term borrowings and availability under a revolving credit facility. During 1999, the Company refinanced this indebtedness through borrowings made by its wholly owned subsidiaries Questron Finance Company and Questron Operating Company. In connection with the refinancing and extinguishment of debt at the parent company level, the Company wrote off the remaining balance of deferred financing costs associated with the extinguished debt. This resulted in an extraordinary charge of $1,135,266 (net of taxes of $928,854).

     The subsidiaries' loan agreements include, among other matters, restrictions on the amounts of retained earnings available for distribution to the Company and additional borrowings, and require that the Company maintain certain consolidated financial ratios.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            QUESTRON TECHNOLOGY, INC.
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


                           Balance at                                                                             Balance at
                          beginning of            Charged to           Charged to                                   end of
                              year                  income              other (1)            Write-offs              year
                       -------------------    -------------------   -----------------    -----------------    -----------------
Allowance for
doubtful accounts

        1999                      $186,256                $63,000             $33,455                   $0             $283,666
                       ===================    ===================   =================    =================    =================

        1998                       $93,561                $52,729             $60,000              $20,034             $186,256
                       ===================    ===================   =================    =================    =================

        1997 (2)                   $53,773                $20,000             $26,000               $6,212              $93,561
                       ===================    ===================   =================    =================    =================



(1) Represents the allowance for doubtful accounts of the businesses acquired by the Company during each of the respective years.
(2) Not covered by report of independent auditors.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   EXHIBITS TO
                                    FORM 10-K

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934 (Fee Required)

                                     For the fiscal year ended DECEMBER 31, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934
       (No Fee Required)

                               For the transition period from _______________ to


                               Commission file number 0-13324

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                   Delaware                                  23-2257354
------------------------------------------------        ------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
                organization)                            Identification Number)

6400 Congress Avenue, Suite 2000, Boca Raton, FL                33487
------------------------------------------------        ------------------------
    (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (561) 241 - 5251
                            ----------------

INDEX TO EXHIBITS

         The following exhibits are filed as part of this Annual Report on Form 10-K:

*3.0           Certificate of Incorporation, incorporated by reference to
         Exhibit 3(i) to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (File No. 0-13324).

*3.1           Certificate of Amendment, dated March 20, 1985, to Certificate of
         Incorporation of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

*3.2           Certificate of Amendment, dated June 9, 1989, to Certificate of
         Incorporation of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

*3.3           Certificate of Correction, dated May 17, 1991, to Certificate of
         Incorporation of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

*3.4           Certificate of Amendment, dated December 20, 1993, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

*3.5           Certificate of Correction, dated December 22, 1993, to
         Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (File No. 0-13324).

*3.6           Certificate of Correction, dated July 19, 1994, to Certificate of
         Incorporation of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1995 (File No. 33-44331).

*3.7           Certificate of Amendment, dated April 2, 1996, to Certificate of
         Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (File No. 0-13324).

*3.8           Certificate of Amendment, filed December 31, 1996, to Certificate of Incorporation of the Company, incorporated by reference to Exhibit
         3.10 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*3.9           By-Laws of the Company, incorporated by reference to Exhibit
         3b(ii) to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (File No. 0-13324).

*3.10          Amendment to By-Laws of the Company, incorporated by reference to
         Exhibit 3.4 of the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1992 (File No. 0-13324).

*4.0           Specimen Common Stock Certificate, incorporated by reference to
         Exhibit 4.0 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*4.1           Form of Series IV Warrant Agreement, incorporated by reference to
         Exhibit 4.3 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*4.2           Form of Series III Warrant Agreement, dated as of November 7,
         1994, incorporated by reference to Exhibit 10.22 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

*4.3           Form of Underwriters' Purchase Option, incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*4.4           Stock Purchase Warrant Certificate for Purchase of Common Stock
         of Questron Technology, Inc., incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*4.5           Amended Certificate of Designation Establishing Series of
         Preferred Stock of Questron Technology, Inc., incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 1998 filed with the Securities and Exchange Commission on May 15, 1998 (File No. 0-13324).

*4.6           Registration Rights Agreement, dated as of September 24, 1998, by and between the Company and the persons listed on Schedule A thereto, incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

*4.7           Certificate of Designation of Series A Junior Participating
         Preferred Stock of Questron Technology, Inc., incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-13324).

*10.1          The Company's 1994 Director Non-Qualified Stock Option Plan,
         incorporated by reference to Exhibit 10.28 of the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31 1993 (File No. 0-13324).

*10.2          Employment Agreement, dated March 29, 1999 between Questron
         Technology, Inc. and Dominic A. Polimeni incorporated by reference to
         Exhibit 10.2 of the Company's Report on

         Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31 1998 (File No. 0-13324).

*10.3          Employment Agreement, dated November 29, 1994, between Quest
         Electronic Hardware, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

+10.4          Employment Agreement dated October 1, 1999 between Questron
         Technology, Inc. and Robert v. Gubitosi.

+10.5          Non-Statutory Stock Option Agreement between Questron Technology and Malcolm Tallmon dated Mach 6, 2000.

*10.6.         Termination of Management Advisory and Consulting Agreement,
         dated as of March 1, 1999, between Gulfstream Financial Group, Inc. and the Company.

*10.7.         Purchase of Assets  Agreement, dated as of November 29, 1994, between Quest Electronic Hardware, Inc. and Arrow Electronics, Inc., incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

*10.8.         1996 Stock Option Plan, incorporated by reference to Exhibit
         10.19 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*10.9.         Exchange Agreement, dated November 8, 1996 by and among the
         Company, Gulfstream Financial Group, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*10.10.        Stock Purchase Agreement dated as of December 16, 1996 relating to Webb Distribution, Inc., incorporated by reference to Exhibit 2.0 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*10.11.        Form of Underwriting Agreement, incorporated by reference to
         Exhibit 2.0 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*10.12.        Stock Option Grant Agreement between the Company and Phillip D.
         Schwiebert made as of November 8, 1996, incorporated by reference to
         Exhibit 10.20 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (File No. 0-13324).

*10.13.        Stock Purchase Agreement between Questron Technology, Inc. and the shareholders of California Fasteners, Inc. dated August 29, 1997, incorporated by reference to Exhibit 2.0 to the Company's Form 8-K, filed October 7, 1997 (File No. 0-13324).

*10.14.        Serial Put Agreement between Questron Technology, Inc. and
         Douglas D. Zadow and Terry Bastian dated September 22, 1997, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed October 7, 1997 (File No. 0-13324).

*10.15.        Stock Purchase Agreement, dated as of June 12, 1998, by and between the Company, Fortune Industries, Inc. and the Stockholders of the Company listed on Schedule 1.1 thereto (the "Fortune Stock Purchase Agreement"), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

*10.16.        Stock Purchase Agreement, dated as of June 12, 1998, by and between the Company, Gregory Fitzgerald, Valerie Fitzgerald and Fas-Tronics, Inc. (the "Fas-Tronics Stock Purchase Agreement"), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

*10.17.        Letter Agreement, dated July 29, 1998, by and between the
         Company, Fortune Industries, Inc. and the Stockholders listed on
         Schedule 1.1 to the Fortune Stock Purchase Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

*10.18.        Letter Agreement, dated July 29, 1998 by and between the Company,
         Gregory Fitzgerald, Valerie Fitzgerald and Fas-Tronics, Inc., incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 1998 (File No. 0-13324).

*10.19.        Second Amendment to the Fas-Tronics Stock Purchase Agreement,
         incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

+10.20.        Settlement Agreement dated as of March 1, 2000, is entered into by and among Questron Technology, Inc., a Delaware corporation, Gregory Fitzgerald and Valerie Fitzgerald

*10.21.        Second Amendment to the Fortune Stock Purchase Agreement,
         incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

*10.22.        Rights Agreement, dated as of October 23, 1998, between the
         Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 1998 (File No. 0-13324).

*10.23.        Loan and Security Agreement, dated as of September 24, 1998, by and among the Company, Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., California Fasteners, Inc., Comp Ware, Inc., Fas-Tronics, Inc., Fortune Industries, Inc., each of the signatures which is a signatory thereto, Congress Financial Corporation (Florida), as administrative agent, and Madeleine L.L.C., as collateral agent, incorporated by reference to
         Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-13324).

*10.24.        Amendment Number One to the Loan and Security Agreement, dated
         November 2, 1998, by and among the Company, Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., California Fasteners, Inc., Comp Ware, Inc., Fas-Tronics, Inc., Fortune Industries, Inc., each of the signatures which is a signatory thereto, Congress Financial Corporation (Florida), as administrative agent and Madeleine L.L.C., as collateral agent, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-13324).

*10.25.        Asset Purchase Agreement, dated as of January 29, 1999, by and between the Company, Questron Distribution Logistics, Inc. and AFCOM, Inc., and each of the persons listed on Schedule 1.1 thereto and signatory thereto, incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the three month period ended March 31, 1999 (File No. 0-13324).

*10.26.        Asset Purchase Agreement, dated as of March 11, 1999, by and between Questron Technology, Inc., Questron Distribution Logistics, Inc., and Metro Form Corporation, d.b.a. Olympic Fasteners & Electronic Hardware, and each of the persons listed on Schedule 1.1 thereto and signatory thereto (the "Olympic Purchase Agreement"), incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1999 (File No. 0-13324).

*10.27.        Amendment to the Olympic Purchase Agreement, dated June 28, 1999, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

+10.28.        Settlement Agreement in Connection with the Acquisition of
         Olympic dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation (ii) Questron Technology, Inc., a Delaware corporation and Sheldon Enterprises, Inc (James Mraz as notified party).

+10.29.        Settlement Agreement in Connection with the Acquisition of
         Olympic dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation (ii) Questron Technology, Inc., a Delaware corporation and Sheldon Enterprises, Inc (Rudolph M. Petric as notified party).

*10.30.        Stock Purchase Agreement, dated as of April 26, 1999, between
         Questron Distribution Logistics, Inc., Questron Technology, Inc., James
         R. Gilchrist and Capital Fasteners, Inc. (the "Capital Purchase Agreement"), incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.31.        Amendment to the Capital Purchase Agreement, dated June 25, 1999, incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

+10.32.        Settlement Agreement in Connection with Capital Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and James R. Gilchrist, Trustee of James R. Gilchrist Revocable Trust Under Agreement Dated June 25, 1999.

+10.33.        Settlement Agreement in Connection with Capital Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and James R. Gilchrist.

*10.34.        Letter Agreement, dated as of June 29, 1999, amending the Capital
         Purchase Agreement, incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.35.        Stock Purchase Agreement, dated as of May 7, 1999, by and between
         Questron Technology, Inc, Questron Distribution Logistics, a Delaware corporation, Action Threaded Products, Inc. and the persons signatory thereto (the "Action Purchase Agreement"), incorporated by reference to
         Exhibit 2.6 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.36.        Letter Agreement, dated as of June 29, 1999, amending the Action
         Purchase Agreement, incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

+10.37.        Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Gerald H. Ablan.

+10.38.        Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Robert A. Lehman.

+10.39.        Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and William P. Hackett.

+10.40.        Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Charles W. Gozder.

*10.41.        Securities Purchase Agreement (identical agreement executed separately with each of four purchasers), dated as of June 29, 1999, by and between Questron Technology, Inc., Questron Operating Company, Inc., and, separately, each of Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.42.        Note Agreement, dated as of June 29, 1999, among Questron
         Operating Company, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.43.        Investors Rights Agreement, dated as of June 29, 1999, among
         Questron Technology, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust

         Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.44.        Unconditional Guaranty, dated as of June 30, 1999, by Questron
         Technology, Inc., Questron Finance Corp., Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., Fortune Industries, Inc., Fas-Tronics, Inc., California Fasteners, Inc., Comp Ware, Inc., Action Threaded Products, Inc., Action Threaded Products of Georgia, Inc., Action Threaded Products of Minnesota, Inc. and Capital Fasteners, Inc., in favor of each of Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.45.        Amended and Restated Loan and Security Agreement, dated as of
         June 29, 1999, by and between Questron Technology, Inc. and its subsidiaries and Congress Financial Corporation (Florida) and Ableco Finance LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.46.        Amendment Number One to Amended and Restated Loan and Security
         Agreement, dated as of October 1, 1999, by and among Questron Technology, Inc., certain of its direct and indirect Subsidiaries identified therein, each of the Lenders signatory thereto, Congress Financial Corporation and Ableco Finance LLC, "), incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the three month period ended September 30, 1999 (File No. 0-13324).

*10.47.        Amendment to Note Agreement, dated as of September 29, 1999, by and among Questron Operating Company, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, LLC, The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company "), incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the three month period ended September 30, 1999 (File No. 0-13324).

+21.1.         Subsidiaries of the Company, as amended.

+23.1.         Consent of Ernst & Young L.L.P., dated March 29, 2000.

+23.2.         Consent of Moore Stephens, P.C., dated March 29, 2000.

+27.           Financial Data Schedule.


* previously filed
+ filed herewith

                                                                    Exhibit 21.1

                            QUESTRON TECHNOLOGY, INC.
                   EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT
                                AT MARCH 31, 1999



                           Name of Subsidiary                                 Date of                      State of
                                                                           Incorporation                Incorporation
        ---------------------------------------------------------    --------------------------    -------------------------
        Questron Distribution Logistics, Inc., formerly
           Quest Electronic Hardware, Inc.                               October 12, 1994               Delaware

        Questnet Components, Inc.                                       February 13, 1996               Delaware

        CompWare, Inc. d/b/a Webb Distribution                          November 21, 1994               Delaware

        Power Components, Inc.                                              July 17, 1997              Pennsylvania

        Integrated Material Systems, Inc.                                January 14, 1997                Arizona

        California Fasteners, Inc.                                        August 17, 1973               California

        Fas-Tronics, Inc.                                               February 12, 1985                  Texas

        Fortune Industries, Inc.                                           March 10, 1964                  Texas

        Capital Fasteners, Inc.                                              May 29, 1985              North Carolina

        Action Threaded Products, Inc.                                      July 12, 1971                 Illinois

        B&G Supply Company, Inc.                                          October 5, 1989                   Texas
