Form 10-Q
period 2000-03-31
QUESTRON TECHNOLOGY INC
filed 2000-05-15
CIK 732152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-------  EXCHANGE ACT OF 1934

                  For the quarterly period ended        March 31, 2000
                                                -------------------------------


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND ------- EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                -------------      ------------


                  Commission File Number                  0-13324
                                              ---------------------------------

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                 23-2257354
--------------------------------       -----------------------------------------
(State or other jurisdiction of        (I. R. S. Employer Identification Number)
 incorporation or organization)

6400 Congress Avenue, Suite 2000, Boca Raton, FL              33487
------------------------------------------------    ---------------------------
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

     As of May 9, 2000, there were 8,620,311 shares of the issuer's Common Stock outstanding.

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


                                                                                                 Page No.
                                                                                               --------------
PART I.          Financial Information
        Item 1.  Financial Statements

                          Consolidated Balance Sheet -
                          At March 31, 2000  (unaudited) and December 31, 1999                       3

                          Consolidated Statement of Income  (unaudited) -
                          Three Months Ended March 31, 2000 and 1999                                 4

                          Consolidated Statement of Cash Flows (unaudited) -
                          Three Months Ended March 31, 2000 and 1999                                 5

                          Notes to Consolidated Financial Statements                               6 - 8

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                             9 - 11

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk                          12

PART II.         Other Information                                                                  13

Signature Page                                                                                      14


                          PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                     ASSETS


                                                                                       March 31,      December 31,
                                                                                         2000            1999
                                                                                    -------------    -------------
Current assets:
   Cash .........................................................................   $     398,967    $     111,102
   Accounts receivable, less allowances for
      doubtful accounts of $283,666 in 2000 and 1999 ............................      21,515,508       16,827,678
   Other receivables ............................................................         253,057          253,057
   Inventories ..................................................................      41,890,092       38,301,589
   Other current assets .........................................................         633,139          515,705
                                                                                    -------------    -------------
      Total current assets ......................................................      64,690,763       56,009,131

Property and equipment - net ....................................................       3,327,997        2,898,919
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $3,131,166 in 2000 and $2,699,305 in 1999 ...      74,429,018       71,650,585
Deferred income taxes ...........................................................       3,345,438        3,431,438
Other assets ....................................................................       4,313,020        4,007,768
                                                                                    -------------    -------------
      Total assets ..............................................................   $ 150,106,236    $ 137,997,841
                                                                                    =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .............................................................   $  12,587,977    $   9,668,171
   Accrued expenses .............................................................       2,527,220        1,958,596
   Income taxes payable .........................................................       1,115,239          750,333
   Current portion of long-term debt ............................................         486,598        1,746,598
                                                                                    -------------    -------------
      Total current liabilities .................................................      16,717,034       14,123,698
Deferred income taxes payable ...................................................         952,435          993,048
Long-term debt ..................................................................      86,393,783       87,808,934
                                                                                    -------------    -------------
      Total liabilities .........................................................     104,063,252      102,925,680
                                                                                    -------------    -------------
Commitments and contingencies:
   Common stock subject to put option agreement .................................         607,072          622,170
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares ................            --               --
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 8,649,003 shares in 2000 and 7,164,522 in 1999 ..............           8,650            7,165
   Additional paid-in capital ...................................................      54,939,541       45,678,802
   Accumulated deficit ..........................................................      (9,156,801)     (10,880,498)
                                                                                    -------------    -------------
                                                                                       45,791,390       34,805,469
   Less: treasury stock at cost, 11,849 shares ..................................        (355,478)        (355,478)
                                                                                    -------------    -------------
   Total stockholders' equity ...................................................      45,435,912       34,449,991
                                                                                    -------------    -------------
   Total liabilities and stockholders' equity ...................................   $ 150,106,236    $ 137,997,841
                                                                                    =============    =============


                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                         2000         1999
                                                                     ------------  -----------
Sales ............................................................   $36,478,902   $19,304,486
Cost of goods sold ...............................................    21,760,309    11,815,652
                                                                     -----------   -----------

Gross profit .....................................................    14,718,593     7,488,834

Selling, general & administrative expenses .......................     9,079,154     4,676,636
Depreciation and amortization ....................................       620,478       368,948
                                                                     -----------   -----------

Total operating expenses .........................................     9,699,632     5,045,584
                                                                     -----------   -----------

Operating income .................................................     5,018,961     2,443,250

Interest expense .................................................     2,858,529     1,251,952
                                                                     -----------   -----------

Income before income taxes and extraordinary gain ................     2,160,432     1,191,298
Provision for income taxes .......................................       896,579       488,432
                                                                     -----------   -----------

Income before extraordinary gain .................................     1,263,853       702,866
Extraordinary gain in connection with the early extinguishments of
   debt (less applicable income taxes of $326,214) ...............       459,844          --
                                                                     -----------   -----------

Net income .......................................................   $ 1,723,697   $   702,866
                                                                     ===========   ===========

PER COMMON SHARE:

Income per common share before extraordinary gain ................   $       .16   $       .14
Extraordinary gain ...............................................           .06          --
                                                                     -----------   -----------
Net income per common share ......................................   $       .22   $       .14
                                                                     ===========   ===========

PER DILUTED COMMON SHARE:

Income per common share before extraordinary gain ................   $       .12   $       .14
Extraordinary gain ...............................................           .04          --
                                                                     -----------   -----------
Net income per diluted common share ..............................   $       .16   $       .14
                                                                     ===========   ===========

Average number of common shares outstanding ......................     7,761,419     5,008,172
                                                                     ===========   ===========

Average number of diluted common shares outstanding ..............    10,804,000     5,080,338
                                                                     ===========   ===========


                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                     MARCH 31,     MARCH 31,
                                                                       2000          1999
                                                                   -----------    -----------
Cash flows from operating activities:
  Net income ...................................................   $ 1,723,697    $   702,866
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ............................       620,478        368,948
      Recognition of current year income tax benefit of net
        operating loss carryforward ............................        86,000         86,113
      Extraordinary gain in connection with the early
        extinguishment of debt (less applicable income
        taxes of $326,214) .....................................      (459,844)          --
  Change in assets and liabilities:
     Increase in accounts receivable ...........................    (4,172,198)      (721,894)
     Increase in other receivables .............................          --         (173,198)
     Increase in inventories ...................................    (2,819,648)    (2,239,625)
     Increase in accounts payable ..............................     2,829,450        264,923
     Increase (decrease) in accrued expenses ...................       255,149        (92,095)
     Increase (decrease) in income taxes payable ...............       364,906     (1,565,462)
     Decrease in deferred income taxes .........................       (40,613)       (46,749)
     Increase in other assets ..................................      (422,686)      (506,504)
                                                                   -----------    -----------

     Net cash used by operating activities .....................    (2,035,309)    (3,922,677)
                                                                   -----------    -----------

Cash flows from investing activities:
  Net cash consideration paid for acquired business ............      (238,399)      (373,479)
  Acquisition of property and equipment ........................      (478,441)       (54,541)
                                                                   -----------    -----------
     Net cash used for investing activities ....................      (716,840)      (428,020)
                                                                   -----------    -----------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility ............     1,979,774      5,656,412
  Repayment of long-term debt ..................................      (199,541)      (200,000)
  Fees and expenses associated with loan amendments ............      (233,083)          --
  Extraordinary gain in connection with the early extinguishment
      of debt (less applicable income taxes of $326,214) .......       459,844           --
  Proceeds from exercise of options and warrants ...............     1,213,201           --
  Payments on capital leases ...................................       (23,756)       (33,330)
  Payments in respect of exercise of put options ...............          --          (22,646)
  Payments on note issued for acquired business ................      (156,425)       (47,438)
                                                                   -----------    -----------
     Net cash provided by financing activities .................     3,040,014      5,352,998
                                                                   -----------    -----------

Increase in cash and cash equivalents ..........................       287,865      1,002,301
Cash and cash equivalents at beginning of period ...............       111,102        229,285
                                                                   -----------    -----------

Cash and cash equivalents at end of period .....................   $   398,967    $ 1,231,586
                                                                   ===========    ===========


                 See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

         Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet as of December 31, 1999 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  EARNINGS PER SHARE.

The following table sets forth the calculation of net income per common share and net income per diluted common share:


                                                    For the three months ended
                                                 -------------------------------
                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------
Numerator:
      Income before extraordinary item .............   $ 1,263,853   $   702,866
                                                       ===========   ===========
Denominator:
      Denominator for net income per common share -
         Weighted-average shares ...................     7,761,419     5,008,172
                                                       -----------   -----------
      Effect of dilutive securities:
         Options ...................................     1,477,814         7,247
         Warrants ..................................     1,564,767           896
         Contingent shares - deferred purchase price          --          64,023
                                                       -----------   -----------
      Dilutive potential common shares .............     3,042,581        72,166
                                                       -----------   -----------
      Denominator for net income per diluted common
          share ....................................   $10,804,000   $ 5,080,338
                                                       ===========   ===========
       Income per common share before extraordinary
           item ....................................   $       .16   $       .14
                                                       ===========   ===========

       Income per diluted common share before
           extraordinary item ......................   $       .12   $       .14
                                                       ===========   ===========


                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 3.  ACQUISITION OF RSD SALES CO., INC.

         Effective March 31, 2000, the Company acquired 100% of the issued and outstanding stock of RSD Sales Company, Inc., a New York corporation ("RSD"), a privately owned company.

         The purchase price for RSD consisted of 394,619 shares of the Company's common stock valued at $3,300,000.

         The Company has accounted for such acquisition using the purchase method of accounting. In connection with this acquisition, the Company recorded $2,026,786 of cost in excess of net assets of the business acquired.

NOTE 4.  ACQUISITIONS - PRO FORMA FINANCIAL INFORMATION.

         The following unaudited pro forma information for the three month periods ended March 31, 2000 and 1999 presents the combined operating results of the Company, Action, Capital, Olympic, B&G and RSD as though each of the acquisitions had been made on January 1, 1999. The unaudited pro forma combined summary of operations includes the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding since January 1, 1999. The pro forma net income per common share and diluted common share assume that all shares of common stock of the Company outstanding as of March 31, 2000 were outstanding as of January 1, 1999. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1999 or results which may occur in the future:


                                                     Three months ended,
                                                  -------------------------
                                                      2000          1999
                                                  -----------   -----------
Sales .........................................   $37,174,000   $29,833,000
                                                  -----------   -----------
Operating income ..............................     5,122,000     3,497,000
                                                  -----------   -----------
Net income ....................................   $ 1,324,000   $   551,000
                                                  ===========   ===========
        Pro forma net income per diluted common
           share ..............................   $       .12   $       .08
                                                  ===========   ===========
        Average number of diluted
           common shares outstanding ..........    11,194,283     7,143,369
                                                  ===========   ===========


                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 5.  EARLY EXTINGUISHMENT OF DEBT.

         On March 7, 2000, the Company reached agreements with the former shareholders of Action, Capital and Olympic whereby notes payable aggregating $5,000,000, plus accrued interest of $286,058 were settled in exchange for 450,000 shares of the Company's common stock. In connection with the early extinguishment of these notes, the Company realized an extraordinary gain in an amount equal to the difference between the fair market value of the common stock issued and the face amount of the notes plus accrued interest. The amount of the extraordinary gain was $459,844, net of applicable income taxes of $326,214.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000.

         The Company's results of operations through March 31, 2000 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its battery distribution business, Power Components, Inc. ("PCI"). QDL (formerly Quest Electronic Hardware, Inc.) includes the operating results of Webb Distribution ("Webb"), and California Fasteners, Inc. ("Calfast"), which were acquired in 1997; the operating results of Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune") and AFCOM, which were acquired in 1998; and the operating results of Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital"), Olympic Fasteners ("Olympic") and B & G Supply Company, Inc. ("B&G"), which were acquired in 1999. In 1999 the operations of Fas-Tronics and Fortune began to operate as Questron Aerospace Logistics ("QAL"), a division of QDL dedicated to providing inventory logistics management services to aerospace manufacturers.

         The Company's revenues for the three months ended March 31, 2000 amounted to $36,478,902, compared with $19,304,486 for the three months ended March 31, 1999. The significant growth in the Company's revenues is due to the growth of QDL, which had revenues of $33,055,132 during the three months ended March 31, 2000, compared with $18,138,915 for the prior year period. The significant growth in QDL's revenues for the period ended March 31, 2000 is a result of the acquisitions of Action, Capital, Olympic and B&G, as well as 17.5% internal growth of the other QDL branches. Revenues from Action, Capital, Olympic and B&G for the three months ended March 31, 2000 amounted to $11,750,292.

         The Company's operating income was $5,018,961 for the three months ended March 31, 2000, compared with operating income of $2,443,250 for the prior year period. Operating income as a percentage of sales for the three months ended March 31, 2000 amounted to 13.8% compared with 12.7% for comparable prior year period. This improvement in operating income as a percentage of sales is the result of increased gross profit margins, as well as the elimination of some of the redundant costs realized by the integration of certain of the acquired businesses.

         Interest expense, which reflects the cost of incremental borrowings associated with acquisitions and QDL's working capital needs, amounted to $2,858,529 for the three months ended March 31, 2000 compared with $1,251,952 for the comparable prior year period. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisitions of Action, Capital and Olympic.

         The provision for income taxes for the three months ended March 31, 2000 reflects a federal income tax provision at an effective rate of 36.25% and a state income tax provision at an effective rate of 5.25% for the states in which the Company does business. The provision for income taxes for the three months ended March 31, 1999 reflects a federal income tax provision at an effective rate of 35% and a state income tax provision at an effective rate of 6%.

         On March 7, 2000, the Company entered into an agreement with the former shareholders of Action, Capital and Olympic to exchange $5,000,000 of debt, plus accrued interest of $286,058 for 450,000 shares of the Company's common stock. This exchange resulted in an extraordinary gain of $459,844, net of $326,214 in applicable income taxes. Income for the three months ended March 31, 2000, before the extraordinary gain in connection with the early extinguishments of debt, amounted to $1,263,853, compared with net income of $702,866 for the comparable prior year period. After the extraordinary gain, the net income for the three months ended March 31, 2000 amounted to $1,723,697. The increase in income before extraordinary gain is due to the acquisitions of Action, Capital and Olympic, as well as the internal growth of the other QDL branches.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had $398,967 in cash, compared to $111,102 as of December 31, 1999. As of March 31, 2000, the Company had working capital of $47,973,729, compared with working capital of $41,885,433 as of December 31, 1999.

         For the three months ended March 31, 2000, the net cash used by the Company's operating activities amounted to $2,035,309, principally reflecting increases in inventories, receivables and other assets, offset in part by profits of the Company and increases in accounts payable, accured expenses and income taxes payable.

         For the three months ended March 31, 2000, the net cash used in the Company's investing activities amounted to $716,840, including $238,399 of net cash consideration paid for RSD and $478,441 of capital expenditures for the acquisition of fixed assets. The Company does not have significant commitments for capital expenditures as of March 31, 2000 and no significant commitments are anticipated for the remainder of 2000, other than the expansion of the Company's computer system to complete the integration of Fortune, Fas-Tronics, Action, B&G and RSD.

         For the three months ended March 31, 2000, the net cash provided by the Company's financing activities amounted to $3,040,014, consisting principally of $1,979,774 of bank borrowings under the Company's revolving credit facility and $1,213,201 of proceeds from the exercise of options and warrants.

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

         The senior secured credit facility consists of a four and one-quarter year term loan for $52,500,000 and a $22,500,000 revolving credit facility. The term loan is divided into two notes: Note A for $25,000,000 and Note B for $27,500,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving credit facility. At March 31, 2000, $13,790,372 was borrowed and outstanding under the revolving credit facility. Of the remaining amount of the $22,500,000 revolving credit facility, $8,709,628 was available at March 31, 2000 for future working capital needs. Interest on the revolving credit facility is payable monthly at the prime rate plus 1.5%, with a minimum rate of interest of 9.25% per annum. The Company can elect a LIBOR Rate Election for amounts borrowed and outstanding under the revolving facility. During all times that a LIBOR Rate Election is in effect, the interest due on the principal amount of the LIBOR revolving credit portion outstanding is at an interest rate of LIBOR plus 2.75%. At March 31, 2000, $8,000,000 of the $13,790,372 outstanding under the revolving credit facility was subject to the LIBOR Rate Election. Interest on Note A is payable monthly at the prime rate plus 2.0% with a minimum rate of interest of 9.75% per annum. Interest on Note B is payable monthly at the prime rate plus 2.5% with a minimum rate of interest of 10.25% per annum.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective March 31, 2000, the Company acquired all of the issued and outstanding stock of RSD Sales Company, Inc. a privately owned New York Corporation ("RSD"). RSD is a distributor of C inventory items to the aerospace industry, primarily focused on European customers. The consideration paid to RSD's former stockholders for the aquisition of RSD stock consisted of 394,619 shares of Company's common stock with an aggregate value of $3,300,000. The Company has registered for resale the shares issued to the former RSD stockholders with the Securities and Exchange Commission, and the registration statement is currently pending. The shares were issued to the stockholders of RSD in the acquisition in a transaction not involving a public offering.

         On March 7, 2000, the Company reached agreements with former shareholders of Action, Capital and Olympic to exchange notes payable aggregating $5,000,000, plus accrued interest of $286,058, for 450,000 shares of the Company's common stock. The former shareholders had obtained the notes in connection with the purchase of the three companies effective April 1, 1999. The Company has registered for resale the shares issued to the former shareholders of Action, Capital and Olympic with the Securities and Exchange Commission, and the registration statement is currently pending. The shares were issued to the former shareholders of Action, Capital and Olympic in a transaction not involving a public offering.

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

                                      QUESTRON TECHNOLOGY, INC.

                                    (1)  Principal Executive Officer:

Date:        MAY  15,  2000                /S/ DOMINIC A. POLIMENI
             --------------                -----------------------
                                           Dominic A. Polimeni
                                           Chairman and Chief Executive Officer

                                    (2)  Principal Financial and Accounting
                                         Officer:

Date:        MAY 15,  2000                 /S/ ROBERT V. GUBITOSI
             -------------                 ----------------------
                                           Robert V. Gubitosi
                                           President and Chief Financial Officer

INDEX TO EXHIBITS

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

         Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31 1998 (File No. 0-13324).

*10.3          Employment Agreement, dated November 29, 1994, between Quest
         Electronic Hardware, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended
         December 31, 1994 (File No. 0-13324).

*10.4          Employment Agreement dated October 1, 1999 between Questron
         Technology, Inc. and Robert v. Gubitosi, incorporated by reference to
         Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended
         December 31, 1999 (File No. 0-13324).

*10.5          Non-Statutory Stock Option Agreement between Questron Technology and Malcolm Tallmon dated Mach 6, 2000, incorporated by reference to
         Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended
         December 31, 1999 (File No. 0-13324).

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

*10.20.        Settlement Agreement dated as of March 1, 2000, by and among
         Questron Technology, Inc., a Delaware corporation, Gregory Fitzgerald and Valerie Fitzgerald, incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999
         (File No. 0-13324).

*10.21.        Second Amendment to the Fortune Stock Purchase Agreement,
         incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

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

*10.28.        Settlement Agreement in Connection with the Acquisition of
         Olympic dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation (ii) Questron Technology, Inc., a Delaware corporation and Sheldon Enterprises, Inc (James Mraz as notified party), incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999
         (File No. 0-13324).

*10.29.        Settlement Agreement in Connection with the Acquisition of
         Olympic dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation (ii) Questron Technology, Inc., a Delaware corporation and Sheldon Enterprises, Inc (Rudolph M. Petric as notified party), incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999
         (File No. 0-13324).

*10.30.        Stock Purchase Agreement, dated as of April 26, 1999, between
         Questron Distribution Logistics, Inc., Questron Technology, Inc., James
         R. Gilchrist and Capital Fasteners, Inc. (the "Capital Purchase Agreement"), incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.31.        Amendment to the Capital Purchase Agreement, dated June 25, 1999, incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.32.        Settlement Agreement in Connection with Capital Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and James R. Gilchrist, Trustee of James R. Gilchrist Revocable Trust Under Agreement Dated June 25, 1999, incorporated by reference to
         Exhibit 10.32 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.33.        Settlement Agreement in Connection with Capital Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and James R. Gilchrist, incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999
         (File No. 0-13324).

*10.34.        Letter Agreement, dated as of June 29, 1999, amending the Capital
         Purchase Agreement, incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated June 30, 1999
         (File No. 0-13324).

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

*10.36.        Letter Agreement, dated as of June 29, 1999, amending the Action
         Purchase Agreement, incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, dated June 30, 1999
         (File No. 0-13324).

*10.37.        Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Gerald H. Ablan, incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999
         (File No. 0-13324).

*10.38.        Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Robert A. Lehman, incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999
         (File No. 0-13324).

*10.39.        Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and William P. Hackett, incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999
         (File No. 0-13324).

*10.40.        Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Charles W. Gozder, incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999
         (File No. 0-13324).

*10.41.        Securities Purchase Agreement (identical agreement executed separately with each of four purchasers), dated as of June 29, 1999, by and between Questron Technology, Inc., Questron Operating Company, Inc., and, separately, each of Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

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

+27.           Financial Data Schedule.


* previously filed
+ filed herewith