Form 10-K/A
period 1999-12-31
QUESTRON TECHNOLOGY INC
filed 2000-06-13
CIK 732152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-13324

                            QUESTRON TECHNOLOGY, INC.
           (Exact name of the Registrant as specified in its charter)

                                    Delaware
         (State of other jurisdiction of incorporation or organization)

                                   23-2257354
                      (I.R.S. employer identification no.)

                              6400 Congress Avenue
                                   Suite 2000
                            Boca Raton, Florida 33487
                                  561-241-5251
 (Address and telephone number of the Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         As of March 23, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $41,317,598. In addition, as of March 23, 2000, the aggregate market value of Series IV Common Stock Purchase Warrants held by non-affiliates of the registrant was approximately $10,493,888.

         As of March 23, 2000, there were 8,045,881 shares of the registrant's common stock and 4,000,000 of the registrant's Series IV Common Stock Purchase Warrants outstanding.

                              EXPLANATORY STATEMENT

         This Form 10-K/A amends the registrant's Form 10-K for the year ended December 31, 1999 by substituting the attached Accountants' Consents for the Accountants' Consents which were attached as exhibits to the registrant's original Annual Report on Form 10-K filed March 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QUESTRON TECHNOLOGY, INC.

Date:  June 13, 2000                     /s/ DOMINIC A. POLIMENI
                                         --------------------------------------
                                         Dominic A. Polimeni
                                         Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----

  /s/ DOMINIC A. POLIMENI                            Chairman, Chief Executive                   June 13, 2000
----------------------------------------             Officer and Director (Principal
Dominic A. Polimeni                                  Executive Officer)



  /s/ ROBERT V. GUBITOSI                             President, Chief Financial                  June 13, 2000
----------------------------------------             Officer, Treasurer and Director
Robert V. Gubitosi                                   (Principal Financial Officer and
                                                     Principal Accounting Officer)


                                                     Vice President and Director                 June __, 2000
----------------------------------------
Douglas D. Zadow


  /s/ MILTON M. ADLER                                Director                                    June 13, 2000
----------------------------------------
Milton M. Adler


  /s/ FREDERICK W. LONDON                            Director                                    June 13, 2000
----------------------------------------
Frederick W. London

  /s/ WILLIAM J. MCSHERRY, JR.                       Director                                    June 13, 2000
----------------------------------------
William J. McSherry, Jr.
