Form 10-Q
period 2000-06-30
QUESTRON TECHNOLOGY INC
filed 2000-08-14
CIK 732152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended           June 30, 2000
                                                 -------------------------------


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from                  to
                                               -------------        ------------




                         Commission File Number         0-13324
                                                 ------------------------------

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                                                     23-2257354
---------------------------------------------------------------    ----------------------------------------------
(State or other jurisdiction of incorporation or organization)       (I. R. S. Employer Identification Number)

       6400 Congress Avenue, Suite 2000, Boca Raton, FL                                33487
---------------------------------------------------------------    ----------------------------------------------
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

                             Yes [X]     No [ ]

         As of August 9, 2000, there were 8,493,404 shares of the Registrant's common stock outstanding.

                            QUESTRON TECHNOLOGY, INC.

                                      INDEX

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY. EACH FORWARD-LOOKING STATEMENT THAT THE COMPANY BELIEVES IS MATERIAL IS ACCOMPANIED BY A CAUTIONARY STATEMENT OR STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENT. IN THE CONTEXT OF FORWARD-LOOKING INFORMATION PROVIDED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER REPORTS, PLEASE REFER TO THE DISCUSSION OF RISK FACTORS DETAILED IN, AS WELL AS THE OTHER INFORMATION CONTAINED IN, THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION DURING THE PAST 12 MONTHS.

                                                                                                Page No.
                                                                                                --------
PART I.          Financial Information

        Item 1.  Financial Statements

                          Consolidated Balance Sheet -
                          At June 30, 2000  (unaudited) and December 31, 1999                        3

                          Consolidated Statement of Income  (unaudited) -
                          Three Months and Six Months Ended June 30, 2000 and 1999                   4

                          Consolidated Statement of Cash Flows (unaudited) -
                          Six Months Ended June 30, 2000 and 1999                                    5

                          Notes to Consolidated Financial Statements                               6 - 8

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                        9 - 11

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk                          11

PART II.         Other Information                                                                  12

Signature Page                                                                                      13


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                                                                         June 30,              December 31,
                                                                                           2000                    1999
                                                                                       -------------           ------------
                                                         ASSETS
Current assets:
   Cash                                                                                $      55,193           $     111,102
   Accounts receivable, less allowances for
      doubtful accounts of $283,666 in 2000 and 1999                                      25,045,616              16,827,678
   Other receivables                                                                         357,074                 253,057
   Inventories                                                                            47,033,471              38,301,589
   Other current assets                                                                      758,752                 515,705
                                                                                       -------------           -------------
      Total current assets                                                                73,250,106              56,009,131

Property and equipment - net                                                               3,984,551               2,898,919
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $3,563,028 in 2000 and $2,699,305 in 1999             73,997,156              71,650,585
Deferred income taxes                                                                      3,259,438               3,431,438
Other assets                                                                               4,047,627               4,007,768
                                                                                       -------------           -------------
      Total assets                                                                     $ 158,538,878           $ 137,997,841
                                                                                       =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $  16,427,477           $   9,668,171
   Accrued expenses                                                                        1,670,055               1,958,596
   Income taxes payable                                                                    1,969,971                 750,333
   Current portion of long-term debt                                                         350,967               1,746,598
                                                                                       -------------           -------------
      Total current liabilities                                                           20,418,470              14,123,698
Deferred income taxes payable                                                                952,435                 993,048
Long-term debt                                                                            89,614,490              87,808,934
                                                                                       -------------           -------------
      Total liabilities                                                                  110,985,395             102,925,680
                                                                                       -------------           -------------

Commitments and contingencies:
   Common stock subject to put option agreement                                              584,425                 622,170
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                                  --                      --
  Common stock, $.001 par value; authorized 20,000,000
     shares; issued 8,505,253 shares in 2000 and 7,164,522 in 1999                             8,506                   7,165
   Additional paid-in capital                                                             54,962,332              45,678,802
   Accumulated deficit                                                                    (7,646,302)            (10,880,498)
                                                                                       -------------           -------------
                                                                                          47,324,536              34,805,469
   Less: treasury stock at cost, 11,849 shares                                              (355,478)               (355,478)
                                                                                       -------------           -------------
   Total stockholders' equity                                                             46,969,058              34,449,991
                                                                                       -------------           -------------
   Total liabilities and stockholders' equity                                          $ 158,538,878           $ 137,997,841
                                                                                       =============           =============



                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           THREE MONTHS AND SIX MONTHS
                    ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                             ----------------------------       ----------------------------
                                                                2000             1999              2000             1999
                                                             -----------      -----------       -----------      -----------
Sales                                                        $41,226,371      $29,973,887       $77,705,273      $49,278,373
Cost of goods sold                                            25,417,253       18,465,421        47,177,562       30,281,073
                                                             -----------      -----------       -----------      -----------

Gross Profit                                                  15,809,118       11,508,466        30,527,711       18,997,300

Selling, general & administrative expenses                     9,665,392        7,575,498        18,744,546       12,252,134
Depreciation and amortization                                    621,361          563,468         1,241,839          932,416
                                                             -----------      -----------       -----------      -----------

Total operating expenses                                      10,286,753        8,138,966        19,986,385       13,184,550
                                                             -----------      -----------       -----------      -----------

Operating income                                               5,522,365        3,369,500        10,541,326        5,812,750
Interest expense                                               2,940,315        1,790,731         5,798,844        3,042,683
                                                             -----------      -----------       -----------      -----------

Income before income taxes and extraordinary items             2,582,050        1,578,769         4,742,482        2,770,067
Provision for income taxes                                     1,071,551          710,446         1,968,130        1,198,879
                                                             -----------      -----------       -----------      -----------

Income before extraordinary items                              1,510,499          868,323         2,774,352        1,571,188

Extraordinary (charge) gain in connection with the early
    extinguishment of debt (less applicable income
    taxes of $326,214 in 2000 and $1,187,604 in 1999)                 --      (1,451,516)           459,844      (1,451,516)
                                                             -----------      ----------       ------------       ----------

Net income (loss)                                            $ 1,510,499      $ (583,193)      $  3,234,196       $  119,672
                                                             ===========      ==========       ============       ==========

PER COMMON SHARE:

  Income before extraordinary items                          $       .18      $      .15       $       .34        $      .29
  Extraordinary (charge) gain                                         --            (.25)              .06              (.27)
                                                             ===========      ==========       ============       ==========
  Net income (loss)                                          $       .18      $     (.10)      $       .40        $      .02
                                                             ===========      ==========       ============       ==========

PER DILUTED COMMON SHARE:

  Income before extraordinary items                          $       .16      $      .15       $        .27       $      .28
  Extraordinary (charge) gain                                         --            (.25)               .05             (.26)
                                                             -----------      ----------       ------------       ----------
  Net income (loss)                                          $       .16      $     (.10)      $        .32       $      .02
                                                             ===========      ==========       ============       ==========

Average number of common shares outstanding                    8,418,268       5,913,996          8,089,844        5,461,084
                                                             ===========      ==========       ============       ==========

Average number of diluted common shares outstanding            9,718,250       5,980,365         10,261,125        5,530,352
                                                             ===========      ==========       ============       ==========





                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                     June 30,               June 30,
                                                                                       2000                   1999
                                                                                    ------------         -------------
Cash flows from operating activities:
  Net income                                                                        $  3,234,196         $    119,672
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                    1,241,839              932,416
      Recognition of current year income tax benefit of net
        operating loss carryforward                                                      172,000                   --
     Extraordinary (gain) charge in connection with the early
        extinguishment of debt (less applicable income taxes of
        $326,214 in 2000 and $1,451,516 in 1999)                                        (459,844)           1,451,516
  Change in assets and liabilities:
     Increase in accounts receivable                                                  (7,702,306)            (285,378)
     Increase in other receivables                                                      (104,017)            (207,306)
     Increase in inventories                                                          (7,963,027)          (3,771,660)
     Increase (decrease) in accounts payable                                           6,668,950             (344,811)
     (Decrease) increase in accrued expenses                                            (602,016)             658,817
     Increase (decrease) in income taxes payable                                       1,249,638           (2,112,068)
     (Decrease) increase in deferred income taxes                                        (40,613)             125,477
     Increase in other assets                                                           (157,293)            (287,640)
                                                                                    ------------         ------------

     Net cash used by operating activities                                            (4,462,493)          (3,720,965)
                                                                                    ------------         ------------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                                     (238,399)         (28,799,567)
  Acquisition of property and equipment                                               (1,035,931)            (194,294)
                                                                                    ------------         ------------
     Net cash used for investing activities                                           (1,274,330)         (28,993,861)
                                                                                    ------------         ------------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                                    4,733,348            1,762,927
  Proceeds from long-term debt financing                                                      --           72,500,000
  Repayment of long-term debt                                                           (249,761)         (35,000,000)
  Fees and expenses associated with long-term debt financing                            (233,083)          (4,112,982)
  Extraordinary gain (charge) in connection with the early
      extinguishment of debt (less applicable income taxes of
      $326,214 in 2000 and $1,451,516 in 1999)                                           459,844           (1,451,516)
  Proceeds from exercise of options and warrants                                       1,213,201                   --
  Payments on capital leases                                                             (39,766)             (79,772)
  Payments in respect of exercise of put options                                              --              (45,293)
  Payments on note issued for acquired business                                         (202,869)             (95,316)
                                                                                    ------------         ------------
     Net cash provided by financing activities                                         5,680,914           33,478,048
                                                                                    ------------         ------------

Increase in cash and cash equivalents                                                    (55,909)             763,222
Cash and cash equivalents at beginning of period                                         111,102              229,285
                                                                                    ------------         ------------

Cash and cash equivalents at end of period                                          $     55,193         $    992,507
                                                                                    ============         ============




                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

         Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet as of December 31, 1999 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. ACQUISITION OF RSD SALES COMPANY, INC.

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

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 3.  ACQUISITIONS - PRO FORMA FINANCIAL INFORMATION.

         The following unaudited pro forma information for the three month and six month periods ended June 30, 2000 and 1999 presents the combined operating results of the Company, Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital"), Olympic Fasteners ("Olympic"), B&G Supply Company, Inc. ("B&G") and RSD as though each of the acquisitions had been made on January 1, 1999. The unaudited pro forma combined summary of operations includes the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding since January 1, 1999. The pro forma net income per common share and diluted common share assume that all shares of common stock of the Company outstanding as of June 30, 2000 were outstanding as of January 1, 1999. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1999 or results which may occur in the future:


                                                     Three months ended                        Six months ended
                                                          June 30,                                 June 30,
                                                -------------------------------          --------------------------------
                                                    2000               1999                 2000               1999
                                                -------------      -------------         -------------      -------------
Sales                                           $  41,226,000      $  31,344,000         $  78,400,000      $  61,177,000
                                                -------------      -------------         -------------      -------------

Operating income                                    5,522,000          4,118,000            11,257,000          8,228,000
                                                -------------      -------------         -------------      -------------

Net income                                      $   1,510,000        $   558,000         $   2,793,000      $   1,109,000
                                                =============        ===========         =============      =============

Pro forma net income per common share           $         .18        $       .06         $         .34      $         .14
                                                =============        ===========         =============      =============
Pro forma net income per diluted common
   share                                        $         .16        $       .06         $         .27      $         .14
                                                =============        ===========         =============      =============
Average number of common shares
   outstanding                                      8,418,268          8,649,555             8,284,985          7,860,379
                                                =============        ===========         =============      =============
Average number of diluted
   common shares outstanding                        9,718,250          8,715,923            10,456,266          7,929,646
                                                =============        ===========         =============      =============


                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 4.  EARLY EXTINGUISHMENT OF DEBT.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 COMPARED TO THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999.

         The Company's results of operations through June 30, 2000 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. (formerly Quest Electronic Hardware, Inc.) ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its battery distribution business, Power Components, Inc. ("PCI").

         QDL includes the operating results of Webb Distribution ("Webb"), and California Fasteners, Inc. ("Calfast"), which were acquired in 1997; the operating results of Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune") and AFCOM, which were acquired in 1998; the operating results of Action, Capital, Olympic and B & G, which were acquired in 1999; and, for the three months ended June 30, 2000, the operating results of RSD, which was acquired on March 31, 2000. In 1999 the operations of Fas-Tronics and Fortune began to operate as Questron Aerospace Logistics ("QAL"), a division of QDL, providing inventory logistics management services to aerospace manufacturers.

         The Company's revenues for the three month and six month periods ended June 30, 2000 amounted to $41,226,371 and $77,705,273, respectively, compared with $29,973,887 and $49,278,373 for the comparable prior year periods. The significant growth in the Company's revenues is due to the growth of QDL, which had revenues of $38,647,895 and $72,409,939 during the three month and six month periods ended June 30, 2000, compared with $28,720,592 and $46,859,507 for the comparable prior year periods. The significant growth in QDL's revenues for the three month period ended June 30, 2000 as compared with the comparable prior year period is a result of the internal growth of QDL of 32%, as well as the additional revenues attributable to the acquisitions of B&G and RSD. Revenues from B&G and RSD for the three month period ended June 30, 2000 amounted to $1,718,788. The significant growth in QDL's revenues for the six month period ended June 30, 2000 as compared with the comparable prior year period is a result of the acquisitions of Action, Capital, Olympic, B&G and RSD, as well as the internal growth of the other QDL branches of 29%. Revenues from Action, Capital, Olympic, B&G and RSD for the six month period ended June 30, 2000 amounted to $26,660,542 compared with $12,228,721 for the comparable prior year period. The internal growth of QDL is attributable to the implementation of inventory logistics management ("ILM") programs to both new and existing customers.

         The Company's operating income was $5,522,365 and $10,541,326, respectively for the three month and six month periods ended June 30, 2000, compared with operating income of $3,369,500 and $5,812,750 for the comparable prior year periods. Operating income as a percentage of sales for the three month and six month periods ended June 30, 2000 amounted to 13.4% and 13.6%, respectively, compared with 11.2% and 11.8% for the comparable prior year periods. This improvement in operating income as a percentage of sales is the result of increased gross profit margins, as well as the elimination of some of the redundant costs realized by the integration of certain of the acquired businesses.

         Interest expense, which reflects the cost of incremental borrowings associated with acquisitions and QDL's working capital needs, for the three month and six month periods ended June 30, 2000 amounted to $2,940,315 and $5,798,844, respectively. For the comparable periods of the prior year, the Company's results include interest expense of $1,790,731 and $3,042,683, respectively. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisitions of Action, Capital and Olympic, as well as the increased borrowings under the Company's revolving credit facility to finance the working capital required to support the Company's growth.

         The provision for income taxes for the three month and six month periods ended June 30, 2000 reflects a federal income tax provision at an effective rate of 36.25% and a state income tax provision at an effective rate of 5.25% for the states in which the Company does business. The provision for income taxes for the three month and six month periods ended June 30, 1999 reflects a federal income tax provision at an effective rate of 35% and 39.6%, respectively, and a state income tax provision at an effective rate of 6% and 5.4%, respectively.

         On March 7, 2000, the Company entered into an agreement with the former shareholders of Action, Capital and Olympic to exchange $5,000,000 of debt, plus accrued interest of $286,058 for 450,000 shares of the Company's common stock. This exchange resulted in an extraordinary gain of $459,844, net of $326,214 in applicable income taxes. In the second quarter of 1999, the Company incurred an extraordinary charge in connection with the early extinguishment of debt of $1,451,516, net of $1,187,604 in applicable income taxes. Income for the three month and six month periods ended June 30, 2000, before the extraordinary item in connection with the early extinguishments of debt, amounted to $1,510,499 and $2,774,352, respectively, compared with $868,323 and $1,571,188 for the comparable prior year periods. After the extraordinary item, the net income for the three month and six month periods ended June 30, 2000 amounted to $1,510,499 and $3,234,196, respectively, compared with a net loss of $583,193 for the three months ended June 30, 1999 and net income of $119,672 for the six months ended June 30, 1999. The increase in income before extraordinary item for the three months ended June 30, 2000 is primarily due to the internal growth of QDL, as well as the acquisitions of B&G and RSD. The increase in income before extraordinary item for the six months ended June 30, 2000 is due to the acquisitions of Action, Capital, Olympic, B&G and RSD, as well as the internal growth of the other QDL branches.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had $55,193 in cash, compared to $111,102 as of December 31, 1999. As of March 31, 2000, the Company had working capital of $52,831,636, compared with working capital of $41,885,433 as of December 31, 1999.

         For the six months ended June 30, 2000, the net cash used by the Company's operating activities amounted to $4,462,493, principally reflecting increases in inventories, receivables and other assets, offset in part by profits of the Company and increases in accounts payable and income taxes payable.

         For the six months ended June 30, 2000, the net cash used in the Company's investing activities amounted to $1,274,330, including $238,399 of net cash consideration paid for RSD and $1,035,931 of capital expenditures for the acquisition of fixed assets associated with the opening of new branches, as well as the implementation of new ILM programs. The Company does not have significant commitments for capital expenditures as of June 30, 2000 and no significant commitments are anticipated for the remainder of 2000, other than the expansion of the Company's computer system to complete the integration of Fortune, Fas-Tronics, Action, B&G and RSD.

         For the six months ended June 30, 2000, the net cash provided by the Company's financing activities amounted to $5,680,914, consisting principally of $4,728,322 of bank borrowings under the Company's revolving credit facility and $1,213,201 of proceeds from the exercise of options and warrants.

         The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such additional potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations, together with additional financing opportunities available to the Company, will be sufficient to meet its obligations through 2001, exclusive of cash requirements associated with any business acquisitions.

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


                                      QUESTRON TECHNOLOGY, INC.



                                      (1)  Principal Executive Officer:



Date:        August 14,  2000              /s/ Dominic A. Polimeni
             ----------------              -------------------------------------
                                           Dominic A. Polimeni
                                           Chairman and Chief Executive Officer




                                      (2)  Principal Financial and Accounting
                                           Officer:



Date:        August 14,  2000              /s/ Robert V. Gubitosi
             ----------------              -------------------------------------
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

*10.6 Termination of Management Advisory and Consulting Agreement, dated as of March 1, 1999, between Gulfstream Financial Group, Inc. and the Company.

*10.7 Purchase of Assets Agreement, dated as of November 29, 1994, between Quest Electronic Hardware, Inc. and Arrow Electronics, Inc., incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (File No. 0-13324).

*10.8          1996 Stock Option Plan, incorporated by reference to Exhibit
               10.19 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*10.9 Exchange Agreement, dated November 8, 1996 by and among the Company, Gulfstream Financial Group, Inc. and Phillip D. Schwiebert, incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*10.10 Stock Purchase Agreement dated as of December 16, 1996 relating to Webb Distribution, Inc., incorporated by reference to Exhibit
               2.0 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*10.11         Form of Underwriting Agreement, incorporated by reference to
               Exhibit 2.0 to Amendment No. 1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 25, 1997 (File No. 333-18243).

*10.12         Stock Option Grant Agreement between the Company and Phillip D.
               Schwiebert made as of November 8, 1996, incorporated by reference to Exhibit 10.20 to the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (File No. 0-13324).

*10.13 Stock Purchase Agreement between Questron Technology, Inc. and the shareholders of California Fasteners, Inc. dated August 29, 1997, incorporated by reference to Exhibit 2.0 to the Company's Form 8-K, filed October 7, 1997 (File No. 0-13324).

*10.14 Serial Put Agreement between Questron Technology, Inc. and Douglas D. Zadow and Terry Bastian dated September 22, 1997, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed October 7, 1997 (File No. 0-13324).

*10.15 Stock Purchase Agreement, dated as of June 12, 1998, by and between the Company, Fortune Industries, Inc. and the Stockholders of the Company listed on Schedule 1.1 thereto (the "Fortune Stock Purchase Agreement"), incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

*10.16 Stock Purchase Agreement, dated as of June 12, 1998, by and between the Company, Gregory Fitzgerald, Valerie Fitzgerald and Fas-Tronics, Inc. (the "Fas-Tronics Stock Purchase Agreement"), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

*10.17 Letter Agreement, dated July 29, 1998, by and between the Company, Fortune Industries, Inc. and the Stockholders listed on
               Schedule 1.1 to the Fortune Stock Purchase Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (File. No. 0-13324).

*10.18 Letter Agreement, dated July 29, 1998 by and between the Company, Gregory Fitzgerald, Valerie Fitzgerald and Fas-Tronics, Inc., incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 1998 (File No. 0-13324).

*10.19 Second Amendment to the Fas-Tronics Stock Purchase Agreement, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

*10.20 Settlement Agreement dated as of March 1, 2000, by and among Questron Technology, Inc., a Delaware corporation, Gregory Fitzgerald and Valerie Fitzgerald, incorporated by reference to
               Exhibit 10.20 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.21 Second Amendment to the Fortune Stock Purchase Agreement, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 1998 (File No. 0-13324).

*10.22 Rights Agreement, dated as of October 23, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 1998 (File No. 0-13324).

*10.23 Loan and Security Agreement, dated as of September 24, 1998, by and among the Company, Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., California Fasteners, Inc., Comp Ware, Inc., Fas-Tronics, Inc., Fortune Industries, Inc., each of the signatures which is a signatory thereto, Congress Financial Corporation (Florida), as administrative agent, and Madeleine L.L.C., as collateral agent, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-13324).

*10.24 Amendment Number One to the Loan and Security Agreement, dated November 2, 1998, by and among the Company, Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., California Fasteners, Inc., Comp Ware, Inc., Fas-Tronics, Inc., Fortune Industries, Inc., each of the signatures which is a signatory thereto, Congress Financial Corporation (Florida), as administrative agent and Madeleine L.L.C., as collateral agent, incorporated by reference to Exhibit
               10.18 to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-13324).

*10.25 Asset Purchase Agreement, dated as of January 29, 1999, by and between the Company, Questron Distribution Logistics, Inc. and AFCOM, Inc., and each of the persons listed on Schedule 1.1 thereto and signatory thereto, incorporated by reference to
               Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the three month period ended March 31, 1999 (File No. 0-13324).

*10.26 Asset Purchase Agreement, dated as of March 11, 1999, by and between Questron Technology, Inc., Questron Distribution Logistics, Inc., and Metro Form Corporation, d.b.a. Olympic Fasteners & Electronic Hardware, and each of the persons listed on Schedule 1.1 thereto and signatory thereto (the "Olympic Purchase Agreement"), incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1999 (File No. 0-13324).

*10.27 Amendment to the Olympic Purchase Agreement, dated June 28, 1999, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.28 Settlement Agreement in Connection with the Acquisition of Olympic dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation (ii) Questron Technology, Inc., a Delaware corporation and Sheldon Enterprises, Inc (James Mraz as notified party), incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.29 Settlement Agreement in Connection with the Acquisition of Olympic dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation (ii) Questron Technology, Inc., a Delaware corporation and Sheldon Enterprises, Inc (Rudolph M. Petric as notified party), incorporated by reference to Exhibit
               10.29 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.30 Stock Purchase Agreement, dated as of April 26, 1999, between Questron Distribution Logistics, Inc., Questron Technology, Inc., James R. Gilchrist and Capital Fasteners, Inc. (the "Capital Purchase Agreement"), incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.31 Amendment to the Capital Purchase Agreement, dated June 25, 1999, incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.32 Settlement Agreement in Connection with Capital Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and James R. Gilchrist, Trustee of James R. Gilchrist Revocable Trust Under Agreement Dated June 25, 1999, incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.33 Settlement Agreement in Connection with Capital Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and James R. Gilchrist, incorporated by reference to
               Exhibit 10.33 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.34 Letter Agreement, dated as of June 29, 1999, amending the Capital Purchase Agreement, incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.35 Stock Purchase Agreement, dated as of May 7, 1999, by and between Questron Technology, Inc, Questron Distribution Logistics, a Delaware corporation, Action Threaded Products, Inc. and the persons signatory thereto (the "Action Purchase Agreement"), incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.36 Letter Agreement, dated as of June 29, 1999, amending the Action Purchase Agreement, incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.37 Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Gerald H. Ablan, incorporated by reference to
               Exhibit 10.37 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.38 Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Robert A. Lehman, incorporated by reference to
               Exhibit 10.38 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.39 Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and William P. Hackett, incorporated by reference to
               Exhibit 10.39 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.40 Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Charles W. Gozder, incorporated by reference to
               Exhibit 10.40 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.41 Securities Purchase Agreement (identical agreement executed separately with each of four purchasers), dated as of June 29, 1999, by and between Questron Technology, Inc., Questron Operating Company, Inc., and, separately, each of Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.42 Note Agreement, dated as of June 29, 1999, among Questron Operating Company, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.43 Investors Rights Agreement, dated as of June 29, 1999, among Questron Technology, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.44 Unconditional Guaranty, dated as of June 30, 1999, by Questron Technology, Inc., Questron Finance Corp., Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., Fortune Industries, Inc., Fas-Tronics, Inc., California Fasteners, Inc., Comp Ware, Inc., Action Threaded Products, Inc., Action Threaded Products of Georgia, Inc., Action Threaded Products of Minnesota, Inc. and Capital Fasteners, Inc., in favor of each of Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.45 Amended and Restated Loan and Security Agreement, dated as of June 29, 1999, by and between Questron Technology, Inc. and its subsidiaries and Congress Financial Corporation (Florida) and Ableco Finance LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.46 Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of October 1, 1999, by and among Questron Technology, Inc., certain of its direct and indirect Subsidiaries identified therein, each of the Lenders signatory thereto, Congress Financial Corporation and Ableco Finance LLC,"), incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the three month period ended September 30, 1999 (File No. 0-13324).

*10.47 Amendment to Note Agreement, dated as of September 29, 1999, by and among Questron Operating Company, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, LLC, The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company"), incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the three month period ended September 30, 1999 (File No. 0-13324).

*21.1 Subsidiaries of the Company, as amended, incorporated by reference to Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the three month period ended March 31, 2000 (File No. 0-13324).

+27            Financial Data Schedule.

* previously filed
+ filed herewith