Form 10-Q
period 2000-09-30
QUESTRON TECHNOLOGY INC
filed 2000-11-14
CIK 732152

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended        September 30, 2000
                                                  ------------------------------


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the transition period from               to
                                                -------------    ------------




                         Commission File Number      0-13324
                                                 -----------------

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                          23-2257354
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                          Identification Number)

       6400 Congress Avenue, Suite 2000, Boca Raton, FL         33487
       ------------------------------------------------       ----------
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

                               Yes [X]   No [ ]

         As of November 10, 2000, there were 9,232,603 shares of the Registrant's common stock outstanding.

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



                                                                                                 Page No.
                                                                                                 --------
PART I.          Financial Information

        Item 1.  Financial Statements

                          Consolidated Balance Sheet -
                          At September 30, 2000  (unaudited) and December 31, 1999                   3

                          Consolidated Statement of Income  (unaudited) -
                          Three Months and Nine Months Ended September 30, 2000 and 1999             4

                          Consolidated Statement of Cash Flows (unaudited) -
                          Nine Months Ended September 30, 2000 and 1999                              5

                          Notes to Consolidated Financial Statements                               6 - 8

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        9 - 11

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk                           12

PART II.         Other Information                                                                   13

Signature Page                                                                                       14




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                                                                     September 30,          December 31,
                                                                                          2000                  1999
                                                                                     -------------         -------------
                                     ASSETS
Current assets:
   Cash                                                                              $     979,068         $     111,102
   Accounts receivable, less allowances for
      doubtful accounts of $217,572 in 2000 and $283,666 in 1999                        26,265,933            16,827,678
   Other receivables                                                                       110,522               253,057
   Inventories                                                                          54,877,848            38,301,589
   Other current assets                                                                    791,531               515,705
                                                                                     -------------         -------------
      Total current assets                                                              83,024,902            56,009,131

Property and equipment - net                                                             4,482,691             2,898,919
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $4,003,650 in 2000 and $2,699,305 in 1999           73,556,534            71,650,585
Deferred income taxes                                                                    3,173,438             3,431,438
Other assets                                                                             3,887,969             4,007,768
                                                                                     -------------         -------------
      Total assets                                                                   $ 168,125,534         $ 137,997,841
                                                                                     =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $  18,814,710         $   9,668,171
   Accrued expenses                                                                      1,830,516             1,958,596
   Income taxes payable                                                                  2,997,892               750,333
   Current portion of long-term debt                                                       327,875             1,746,598
                                                                                     -------------         -------------
      Total current liabilities                                                         23,970,993            14,123,698
Deferred income taxes payable                                                              952,435               993,048
Long-term debt                                                                          94,190,696            87,808,934
                                                                                     -------------         -------------
      Total liabilities                                                                119,114,124           102,925,680
                                                                                     -------------         -------------

Commitments and contingencies:
   Common stock subject to put option agreement                                            472,127               622,170
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                                --                    --
   Common stock, $.001 par value; authorized 20,000,000
     shares; issued 8,482,603 shares in 2000 and 7,164,522 in 1999                           8,483                 7,165
   Additional paid-in capital                                                           54,606,877            45,678,802
   Accumulated deficit                                                                  (6,076,077)          (10,880,498)
                                                                                     -------------         -------------
                                                                                        48,539,283            34,805,469
   Less: treasury stock at cost, 11,849 shares                                                  --              (355,478)
                                                                                     -------------         -------------
   Total stockholders' equity                                                           48,539,283            34,449,991
                                                                                     -------------         -------------
   Total liabilities and stockholders' equity                                        $ 168,125,534         $ 137,997,841
                                                                                     =============         =============


                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                          THREE MONTHS AND NINE MONTHS
                  ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                              ------------------------------      ------------------------------
                                                                  2000             1999              2000             1999
                                                              ------------      ------------      ------------      ------------
Sales                                                         $ 41,919,379      $ 29,324,117      $119,624,652      $ 78,602,490
Cost of goods sold                                              25,030,829        17,973,180        72,208,391        48,254,253
                                                              ------------      ------------      ------------      ------------

Gross Profit                                                    16,888,550        11,350,937        47,416,261        30,348,237

Selling, general & administrative expenses                      10,395,924         7,591,303        29,140,470        19,843,437
Depreciation and amortization                                      646,922           579,462         1,888,761         1,511,878
                                                              ------------      ------------      ------------      ------------

Total operating expenses                                        11,042,846         8,170,765        31,029,231        21,355,315
                                                              ------------      ------------      ------------      ------------

Operating income                                                 5,845,704         3,180,172        16,387,030         8,992,922
Interest expense                                                 3,161,558         2,545,279         8,960,402         5,587,962
                                                              ------------      ------------      ------------      ------------

Income before income taxes and extraordinary items               2,684,146           634,893         7,426,628         3,404,960
Provision for income taxes                                       1,113,921           285,702         3,082,051         1,484,581
                                                              ------------      ------------      ------------      ------------

Income before extraordinary items                                1,570,225           349,191         4,344,577         1,920,379

Extraordinary gain (charge) in connection with the early
    extinguishment of debt (less applicable income
    taxes of $326,214 in 2000 and $1,187,604 in 1999)                   --                --           459,844        (1,451,516)
                                                              ------------      ------------      ------------      ------------

Net income                                                    $  1,570,225      $    349,191      $  4,804,421      $    468,863
                                                              ============      ============      ============      ============

PER COMMON SHARE:

  Income before extraordinary items                           $        .19      $        .05      $        .53      $        .33
  Extraordinary gain (charge)                                           --                --               .05              (.25)
                                                              ------------      ------------      ------------      ------------
  Net income                                                  $        .19      $        .05      $        .58      $        .08
                                                              ============      ============      ============      ============

PER DILUTED COMMON SHARE:

  Income before extraordinary items                           $        .18      $        .05      $        .44      $        .32
  Extraordinary gain (charge)                                           --                --               .05              (.24)
                                                              ------------      ------------      ------------      ------------
  Net income                                                  $        .18      $        .05      $        .49      $        .08
                                                              ============      ============      ============      ============

Average number of common shares outstanding                      8,415,862         6,672,054         8,198,516         5,864,741
                                                              ============      ============      ============      ============

Average number of diluted common shares outstanding              8,899,231         6,736,699         9,807,160         5,932,467
                                                              ============      ============      ============      ============





                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                       September 30,        September 30,
                                                                           2000                 1999
                                                                       ------------         ------------
Cash flows from operating activities:
  Net income                                                           $  4,804,421         $    468,863
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                       1,888,761            1,511,878
      Recognition of current year income tax benefit of net
        operating loss carryforward                                         258,000                   --
     Extraordinary (gain) charge in connection with the early
        extinguishment of debt (less applicable income taxes of
        $326,214 in 2000 and $1,451,516 in 1999)                           (459,844)           1,451,516
  Change in assets and liabilities:
     Increase in accounts receivable                                     (9,438,255)          (1,281,776)
     Decrease (increase) in other receivables                               142,535             (203,812)
     Increase in inventories                                            (15,807,404)          (6,329,473)
     Increase in accounts payable                                         9,146,539            2,117,401
     Decrease in accrued expenses                                          (128,080)            (898,978)
     Increase (decrease) in income taxes payable                          2,247,559           (1,828,941)
     (Decrease) increase in deferred income taxes                           (40,613)             125,477
     Increase in other assets                                               (18,739)            (377,606)
                                                                       ------------         ------------

     Net cash used in operating activities                               (7,405,120)          (5,245,451)
                                                                       ------------         ------------

Cash flows from investing activities:

  Net cash consideration paid for acquired business                        (313,399)         (29,719,345)
  Acquisition of property and equipment                                  (1,586,522)            (339,310)
                                                                       ------------         ------------
     Net cash used in investing activities                               (1,899,921)         (30,058,655)
                                                                       ------------         ------------

Cash flows from financing activities:

  Proceeds from borrowings under revolving facility                       9,407,853            4,870,946
  Proceeds from long-term debt financing                                         --           72,500,000
  Repayment of long-term debt                                              (277,119)         (35,000,000)
  Fees and expenses associated with long-term debt financing               (233,083)          (4,112,982)
  Extraordinary gain (charge) in connection with the early
      extinguishment of debt (less applicable income taxes of
      $326,214 in 2000 and $1,451,516 in 1999)                              459,844           (1,451,516)
  Proceeds from exercise of options and warrants                          1,213,201                   --
  Payments on capital leases                                                (68,968)            (105,867)
  Payments in respect of exercise of put options                           (112,298)             (67,939)
  Payments on note issued for acquired business                            (216,423)            (143,644)
                                                                       ------------         ------------
     Net cash provided by financing activities                           10,173,007           36,488,998
                                                                       ------------         ------------

Increase in cash and cash equivalents                                       867,966            1,184,892
Cash and cash equivalents at beginning of period                            111,102              229,285
                                                                       ------------         ------------

Cash and cash equivalents at end of period                             $    979,068         $  1,414,177
                                                                       ============         ============




                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

         Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet as of December 31, 1999 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 3. ACQUISITIONS - PRO FORMA FINANCIAL INFORMATION.

         The following unaudited pro forma information for the three month and nine month periods ended September 30, 2000 and 1999 presents the combined operating results of the Company, Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital"), Olympic Fasteners ("Olympic"), B&G Supply Company, Inc. ("B&G") and RSD as though each of the acquisitions had been made on January 1, 1999. The unaudited pro forma combined summary of operations includes the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding since January 1, 1999. The pro forma net income per common share and diluted common share assume that all shares of common stock of the Company outstanding as of September 30, 2000 were outstanding as of January 1, 1999. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1999 or results which may occur in the future:


                                                      Three months ended                       Nine months ended
                                                        September 30,                            September 30,
                                               --------------------------------        --------------------------------
                                                   2000               1999                 2000               1999
                                               ------------        ------------        ------------        ------------
Sales                                          $ 41,919,000        $ 30,694,000        $120,320,000        $ 91,872,000
                                               ------------        ------------        ------------        ------------

Operating income                                  5,846,000           3,321,000          16,484,000          10,328,000
                                               ------------        ------------        ------------        ------------

Net income                                     $  1,570,000        $    397,000        $  4,402,000        $  1,506,000
                                               ============        ============        ============        ============


Pro forma net income per common share          $        .19        $        .06        $        .53        $        .21
                                               ============        ============        ============        ============

Pro forma net income per diluted common
   share                                       $        .18        $        .05        $        .44        $        .21
                                               ============        ============        ============        ============

Average number of common shares
   outstanding                                    8,415,862           7,153,124           8,328,611           7,097,307
                                               ============        ============        ============        ============

Average number of diluted
   common shares outstanding                      8,899,231           7,316,748           9,937,255           7,198,026
                                               ============        ============        ============        ============


                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

NOTE 5. SUBSEQUENT EVENTS.


         On October 20, 2000, the Company entered into an additional $4,000,000 senior secured credit facility with its existing senior lender, Ableco Finance, L.L.C. and on November 10, 2000, the Company completed a $17,500,000 senior subordinated debt private placement. The net proceeds of both of these transactions were used to pay down the balance on the Company's revolving credit facility.

         The senior credit facility of $4,000,000 ("Note C") was structured to be coterminous with the existing senior credit facility with Ableco Finance, L.L.C. with the principal balance due on September 29, 2003. Interest on term loan Note C is due monthly at the prime rate plus 2.5% with a minimum rate of interest of 12% per annum.

         Interest on the $17,500,000 senior subordinated debt is due quarterly in arrears at a fixed rate of 12.5% payable in cash and 2.0% payable in kind. Principal on the senior subordinated debt is payable in full on June 30, 2005. In connection with the financing, the Company issued 750,000 shares of the Company's common stock to the senior subordinated lenders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999.

         The Company's results of operations through September 30, 2000 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. (formerly Quest Electronic Hardware, Inc.) ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its battery distribution business, Power Components, Inc. ("PCI").

         QDL includes the operating results of Webb Distribution ("Webb"), and California Fasteners, Inc. ("Calfast"), which were acquired in 1997; the operating results of Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune") and AFCOM, which were acquired in 1998; the operating results of Action, Capital, Olympic and B & G, which were acquired in 1999; and, for the six months ended September 30, 2000, the operating results of RSD, which was acquired on March 31, 2000. In 1999 the operations of Fas-Tronics and Fortune began to operate as Questron Aerospace Logistics ("QAL"), a division of QDL, providing inventory logistics management services to aerospace manufacturers.

         The Company's revenues for the three month and nine month periods ended September 30, 2000 amounted to $41,919,379 and $119,624,652, respectively, compared with $29,324,117 and $78,602,490 for the comparable prior year periods. The significant growth in the Company's revenues is due to the growth of QDL, which had revenues of $39,935,682 and $112,345,621 during the three month and nine month periods ended September 30, 2000, compared with $28,043,267 and $74,902,774 for the comparable prior year periods. The significant growth in QDL's revenues for the three month period ended September 30, 2000 as compared with the comparable prior year period is principally a result of the internal growth of QDL of 40%, as well as the additional revenues attributable to the acquisitions of B&G and RSD. Revenues from B&G and RSD for the three month period ended September 30, 2000 amounted to $1,420,056. The significant growth in QDL's revenues for the nine month period ended September 30, 2000 as compared with the comparable prior year period is a result of the acquisitions of Action, Capital, Olympic, B&G and RSD, as well as the internal growth of the other QDL branches of 31%. Revenues from Action, Capital, Olympic, B&G and RSD for the nine month period ended September 30, 2000 amounted to $36,498,653 compared with $18,904,535 for the comparable prior year period. The internal growth of QDL is attributable to the implementation of inventory logistics management ("ILM") programs to both new and existing customers.

         The Company's operating income was $5,845,704 and $16,387,030, respectively for the three month and nine month periods ended September 30, 2000, compared with operating income of $3,180,172 and $8,992,922 for the comparable prior year periods. Operating income as a percentage of sales for the three month and nine month periods ended September 30, 2000 amounted to 13.9% and 13.7%, respectively, compared with 10.8% and 11.4% for the comparable prior year periods. This improvement in operating income as a percentage of sales is the result of increased gross profit margins, as well as the decrease in operating expenses as a percentage of sales, as a result of the growth in sales and the elimination of some of the redundant costs realized by the integration of certain of the acquired businesses.

         Interest expense, which reflects the cost of incremental borrowings associated with acquisitions and QDL's working capital needs, for the three month and nine month periods ended September 30, 2000 amounted to $3,161,558 and $8,960,402, respectively. For the comparable prior year periods, the Company's results include interest expense of $2,545,279 and $5,587,962, respectively. The increase in interest expense principally reflects the costs of increased borrowings to complete the acquisitions of Action, Capital and Olympic, as well as the increased borrowings under the Company's revolving credit facility to finance the working capital required to support the Company's growth.

         The provision for income taxes for the three month and nine month periods ended September 30, 2000 reflects a federal income tax provision at an effective rate of 36.25% and a state income tax provision at an effective rate of 5.25% for the states in which the Company does business. The provision for income taxes for the three month and nine month periods ended September 30, 1999 reflects a federal income tax provision at an effective rate of 39.6% and 38.0%, respectively, and a state income tax provision at an effective rate of 5.4% and 5.6%, respectively. The decrease in the Company's effective tax rate for the three and nine month periods ended September 30, 2000, as compared to the comparable prior year periods, is a result of the relationship of the Company's permanent book to tax differences to the increased pre tax income of the Company.

         On March 7, 2000, the Company entered into an agreement with the former shareholders of Action, Capital and Olympic to exchange $5,000,000 of debt, plus accrued interest of $286,058 for 450,000 shares of the Company's common stock. This exchange resulted in an extraordinary gain of $459,844, net of $326,214 in applicable income taxes. In the second quarter of 1999, the Company incurred an extraordinary charge in connection with the early extinguishment of debt of $1,451,516, net of $1,187,604 in applicable income taxes. Income for the three month and nine month periods ended September 30, 2000, before the extraordinary item in connection with the early extinguishments of debt, amounted to $1,570,225 and $4,344,577, respectively, compared with $349,191 and $1,920,379 for the comparable prior year periods. After the extraordinary item, the net income for the three month and nine month periods ended September 30, 2000 amounted to $1,570,225 and $4,804,421, respectively, compared with net income of $349,191 and $468,863 for the comparable prior year periods. The increase in income before extraordinary item for the three months ended September 30, 2000 is primarily due to the internal growth of QDL. The increase in income before extraordinary item for the nine months ended September 30, 2000 is principally due to the acquisitions of Action, Capital and Olympic, as well as the internal growth of the other QDL branches.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had $979,068 in cash, compared to $111,102 as of December 31, 1999. As of September 30, 2000, the Company had working capital of $59,053,909, compared with working capital of $41,885,433 as of December 31, 1999.

         For the nine months ended September 30, 2000, the net cash used in the Company's operating activities amounted to $7,405,120, principally reflecting increases in inventories and receivables, offset in part by profits of the Company and increases in accounts payable and income taxes payable.

         For the nine months ended September 30, 2000, the net cash used in the Company's investing activities amounted to $1,899,921, including $313,399 of net cash consideration paid for acquired businesses and $1,586,522 of capital expenditures for the acquisition of fixed assets associated with the opening of new branches, as well as the implementation of new ILM programs. The Company does not have significant commitments for capital expenditures as of September 30, 2000 and no significant commitments are anticipated for the remainder of 2000, other than the expansion of the Company's computer system to complete the integration of Fortune, Fas-Tronics, Action, B&G and RSD.

         For the nine months ended September 30, 2000, the net cash provided by the Company's financing activities amounted to $10,173,007, consisting principally of $9,407,853 of bank borrowings under the Company's revolving credit facility and $1,213,201 of proceeds from the exercise of options and warrants.

         On October 20, 2000, the Company entered into an additional $4,000,000 senior secured credit facility with its existing senior lender: Ableco Finance, L.L.C. and on November 10, 2000, the Company completed a $17,500,000 senior subordinated debt private placement. The net proceeds of both of these transactions were used to pay down the balance on the Company's revolving credit facility. The senior credit facility of $4,000,000 ("Note C") was structured to be coterminous with the existing senior credit facility with Ableco Finance, L.L.C. with the principal balance due on September 29, 2003. Interest on term loan Note C is due monthly at the prime rate plus 2.5% with a minimum rate of interest of 12% per annum. Interest on the $17,500,000 senior subordinated debt is due quarterly in arrears at a fixed rate of 12.5% payable in cash and 2.0% payable in kind. Principal on the senior subordinated debt is payable in full on June 30, 2005. In connection with the financing, the Company issued 750,000 shares of the Company's common stock to the senior subordinated lenders.

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

                                    QUESTRON TECHNOLOGY, INC.


                                    (1) Principal Executive Officer:

Date:        NOVEMBER 14,  2000            /s/ Dominic A. Polimeni
                                           ----------------------------------
                                           Chairman and Chief Executive Officer



                                    (2) Principal Financial and Accounting
                                                Officer:

Date:        NOVEMBER 14,  2000            /s/ Robert V. Gubitosi
                                           ----------------------------------
                                           Robert V. Gubitosi
                                           President and Chief Financial Officer

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