Form 10-K
period 2000-12-31
QUESTRON TECHNOLOGY INC
filed 2001-04-02
CIK 732152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________to __________

                         Commission file number 0-13324
                                               -------

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                                                            23-2257354
---------------------------------------------------------------             --------------------------------------------------
(State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)



       6400 Congress Avenue, Suite 2000, Boca Raton, FL                                           33487
---------------------------------------------------------------             --------------------------------------------------
           (Address of principal executive offices)                                            (Zip Code)


Registrant's telephone number:  (561) 241-5251
                                --------------

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

                Yes   [X]           No   [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10-K [ ]

         As of March 20, 2001, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $18,946,842. In addition, as of March 20, 2001, the aggregate market value of Series IV Common Stock Purchase Warrants held by non-affiliates of the registrant was approximately $1,860,444.

         As of March 20, 2001, there were 9,226,013 shares of the registrant's common stock and 3,998,000 of the registrant's Series IV Common Stock Purchase Warrants outstanding.

The following documents are incorporated herein by reference: Certain exhibits are incorporated herein by reference as set forth in Item 14 (a) 3., Exhibits, in Part IV.

         CERTAIN INFORMATION CONTAINED IN THIS ANNUAL REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS INFORMATION CAN BE IDENTIFIED BY THE USE OF WORDS LIKE "EXPECTS," "WILL," "SHOULD," "BELIEVES," "INTENDS" OR "ESTIMATES" OR SIMILAR EXPRESSIONS, AND INCLUDES THE STATEMENTS WITH RESPECT TO EXPECTED 2001 FINANCIAL AND OPERATING RESULTS. SUCH STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, FLUCTUATIONS IN DEMAND FROM THE COMPANY'S CUSTOMERS, WHETHER DUE TO ECONOMIC CONDITIONS, THE DEMANDS OF THEIR CUSTOMERS OR OTHER FACTORS, THE CYCLICALITY OF THE MARKET FOR THE COMPANY'S PRODUCTS AND ITS CUSTOMERS' PRODUCTS, THE CONCENTRATION OF A SIGNIFICANT PART OF THE COMPANY'S BUSINESS IN A LIMITED NUMBER OF CUSTOMERS, THE ABILITY TO OBTAIN NEW CUSTOMERS, THE ABILITY TO INTEGRATE ACQUIRED BUSINESSES, CHANGES IN GENERAL ECONOMIC CONDITIONS, LEVELS OF COMPETITION, THE AVAILABILITY OF CAPITAL, CHANGES IN INTEREST RATES AND OTHER FACTORS WHICH MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS, INCLUDING THE MATTERS ADDRESSED IN THE "RISK FACTORS" PROVIDED IN ITEM 1. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT UNANTICIPATED EVENTS OR DEVELOPMENTS.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Questron Technology, Inc. (the "Company" or "Questron") provides supply chain management solutions and inventory logistics management services for small parts commonly referred to as C inventory items (fasteners and related products) focused on the needs of original equipment manufacturers ("OEMs") through its wholly owned subsidiary, Questron Distribution Logistics, Inc. ("QDL"). The Company is also a master distributor of fasteners through its wholly owned subsidiary Integrated Material Systems, Inc. ("IMS") and a distributor of lithium batteries through its wholly owned subsidiary Power Components, Inc. ("PCI"). Effective March 31, 2000, QDL acquired 100% of the stock of R.S.D. Sales Co. Inc., a privately owned distributor located in Franklin Square, New York, specializing in providing aerospace-related C inventory items and value-added services to OEMs located primarily in Europe.

BUSINESS

         QDL provides its customers with supply chain management solutions and inventory logistics management services, such as bin-stock replenishment and other just-in-time inventory management programs, and is the outsourced materials management function for many of its customers, providing complete supply chain management solutions from procurement to deployment of the products managed. QDL serves more than 6,000 diversified customers in industries such as industrial products, military aerospace, commercial aerospace, consumer products, transportation, furniture, telecommunications, semiconductor fabrication equipment, contract manufacturing, computers and networking, and medical electronics.

         Small parts, commonly referred to as C inventory items, are typically low unit cost, high volume parts that are: (i) complex due to the multiplicity of items; (ii) consume large amounts of administrative resources; and (iii) are labor intensive in preparation for the production line. C items include, but are not limited to, screws, bolts, nuts, washers, pins, rings, fittings, springs, spacers, standoffs, plastic components, cable ties and accessories, drawer slides, connectors and other similar parts. The Company believes that the supply chain management solutions and inventory logistics management services industry is in the early stages of consolidation, and the Company plans to participate in the consolidation of the industry. The Company believes that its broad selection of C inventory items, high quality services, professional management team, and strong competitive position will allow it to be one of the leading consolidators.

         C inventory items constitute a majority of the total number of parts needed by an OEM to manufacture its products, but represent only a small fraction of the total materials cost. The cost for an OEM to internally manage its inventory of C items is relatively high due to: (i) the large number of C items in inventory; (ii) the inability of an OEM to achieve scale economies that QDL is able to derive from servicing multiple customers; (iii) the risk of interruptions for just-in-time ("J-I-T") manufacturing operations; and (iv) the need to perform quality assurance testing of the fasteners and other C inventory items. The Company believes that OEMs are increasingly outsourcing their C item inventory procurement and management needs to specialists like the Company in order to focus on their key competency, their core manufacturing businesses, thereby reducing costs. To further reduce costs, many manufacturers are seeking to consolidate the number of suppliers they use and are selecting companies with extensive product lines who can also provide inventory-related services. To capitalize on these trends, the Company offers a broad array of C items, and provides a variety of related procurement and inventory management services, including inventory management information systems and reports, J-I-T delivery programs, quality assurance, advisory engineering services, component kit production and delivery, and electronic data interchange ("EDI") applications.

         The Company's combined net sales have increased at a compound annual rate of approximately 16% per year over the five years ended December 31, 2000, adjusted for acquisitions completed from 1997 through 2000 to reflect true internal growth. The Company has generated such growth primarily by expanding its supply chain management solutions and inventory logistics management services, as well as the breadth of its product offerings and value-added services, which has allowed the Company to increase its sales to existing customers and to attract new customers.

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

BUSINESS STRATEGY

         The Company believes that it is one of the premier national providers of supply chain management solutions and inventory logistics management services for C inventory items focused on the needs of OEMs. QDL seeks to develop and supply inventory-related services designed to reduce its customers' operating costs. Quality assurance, J-I-T delivery programs and component kit production are examples of such services currently provided by QDL to its customers. By supplying such services, QDL strives to become integrated into its customers' internal manufacturing processes and be able to anticipate its customers' needs, which the Company believes results in improved profitability and customer retention.

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

         One of the primary goals of the Company is to accelerate internal growth both by expanding the range of products and services provided to existing customers and by aggressively pursuing new customers. The Company believes that it will be able to expand sales to existing customers by capitalizing on: (i) diverse product offerings and marketing expertise; (ii) cross-selling opportunities across the Company's customer base; and (iii) access to financial resources that are necessary to support the demands of its customers. The Company intends to broaden its geographic coverage, which will present opportunities to capture new business as well as additional business from existing customers that operate nationwide.

         The Company has centralized appropriate administrative functions and used its increased purchasing power to improve contractual relationships and gain volume discounts from its suppliers. The Company has also improved productivity through enhanced inventory management procedures, standardization of its quality procedures, and the consolidation of its information systems and employee benefit plans. All of the acquired businesses operate through an on-line, real-time computer system, except for its aerospace business facilities in located Fort Worth, San Antonio and Franklin Square and its industrial business facility located in Chicago. The Company intends to complete the integration of these businesses in 2001.

         The Company pursued an aggressive acquisition program from 1997 through 2000, having completed 12 acquisitions during that period. As described above, the Company believes that the supply chain management solutions and inventory logistics management services business for C inventory items is highly fragmented and in the early stages of consolidation. The Company intends to acquire other businesses focused on C inventory items in order to enter new industries and markets, increase sales in certain industries it currently serves, develop new customer relationships with major OEMs, expand the geographical reach of the Company, and expand its range of products and services. Potential acquisition candidates will be evaluated on the strength of management, profitability, quality of customer base and service, and industry orientation. The Company believes it will continue to be regarded by acquisition candidates as an attractive acquirer because of: (i) its ability to create professionally managed supply chain management solutions and inventory logistics management services for C inventory items focused on the needs of original equipment manufacturers; (ii) its ability to acquire businesses with a combination of cash and publicly traded stock; (iii) the Company's access to financial resources as a public company to support growth; and (iv) the potential for increased profitability of the acquired company due to purchasing economies, centralization of administrative functions, enhanced systems capabilities and access to increased marketing resources.

         To date, management of the companies acquired has been instrumental in identifying future acquisition candidates. Several of the principals of such acquired companies have held leadership roles in industry trade associations, which has enabled these individuals to develop relationships with the owners of numerous acquisition candidates across the country. The Company expects that the visibility of these individuals and the Company within the industry will increase the awareness and interest of acquisition candidates in the Company and its acquisition program. The Company has engaged in preliminary discussions with a number of potential acquisition candidates. Such discussions are in various stages and none have as yet resulted in any binding agreements, understandings, arrangements or commitments with respect to any such potential acquisitions. As consideration for future acquisitions, the Company primarily intends to use various combinations of cash and its common stock. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being historical operating results, future prospects of the acquisition candidate and the ability of the candidate to provide entry to new markets or OEM customers.

PRODUCTS

         The Company stocks over 125,000 different C inventory items, generally denoted by a unique standard identifier known as a Stock-keeping Unit ("SKU"). The SKUs fall into two general categories: fasteners and other C inventory items.

         Fasteners sold by QDL include screws, bolts, nuts, washers, rings, pins, rivets and staples. These items come in a variety of materials, sizes, plantings, and shapes. The item sold is driven by the end-use requirement or specification of the fastener, such as strength, resistance to corrosion, reusability, and many other factors. QDL's sales and purchasing departments have extensive knowledge of the available products offered by fastener manufacturers and play an important role in assisting OEMs in selecting the appropriate fastener for a given application.

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

SERVICES

         In connection with its supply chain management solutions and inventory logistics management services, the Company provides a wide range of value-added services including purchasing, quality assurance, inventory management information systems and reports, J-I-T delivery programs, advisory engineering services, component kit production and delivery, consolidated billing, and electronic data interchange applications to OEMs. The OEMs' demand for these services is driven by the reduction in costs achievable through the outsourcing of such functions. Such cost reductions are achievable as a result of the Company's ability to derive economies of scale by providing such services to many customers, which economies the OEM is unable to achieve on its own. These value-added services also benefit the Company by further integrating the Company into its customers' internal manufacturing process.

         Increasingly, manufacturers are outsourcing their inventory management needs to companies like QDL. These services range from installing a simple inventory bin card system to developing a complete turnkey inventory management system with full-time staff. These inventory systems are designed to meet the specific needs of QDL's customers. They range in sophistication from helping the OEM set appropriate order quantities and frequencies to delivering the correct C items to the assembly floor on a J-I-T basis. In some cases, the Company utilizes computer systems deployed at the OEM's sites to facilitate the management of the C item inventories. Inventory replenishment services and product consolidation services decrease the number of invoices and vendors, lower inventory carrying cost, and allow customers to focus on their key competency, manufacturing.

         OEMs have reduced their operating costs by reducing the number of suppliers they use. QDL provides a wide array of C inventory items and will, upon a customer's request, stock additional parts. As a result, QDL's customers are able to reduce the number of suppliers, distributors as well as manufacturers, which they utilize.

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

         Quality assurance services provided by QDL involve the testing of fasteners to ensure they meet the specifications required by the OEM customer and stated by the manufacturer. Many OEMs require strict quality control with respect to fasteners. QDL has installed specialized equipment and hired trained technicians to perform quality control tests on some of its fastener products. QDL is SSQA compliant (SEMATECH Quality Standard) and ISO 9002 certified or compliant (International Standards Organization), becoming certified as required by its customers on a branch location basis.

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

SALES AND MARKETING

         QDL utilizes a sales force comprised of both inside and outside sales people. QDL markets its products and services primarily to OEMs. QDL generally targets those OEMs that could achieve significant cost savings from the products and services offered by QDL. These would include OEMs that: (i) maintain substantial inventories of fasteners and other C inventory items; (ii) utilize multiple suppliers and wish to reduce that number; (iii) experience a significant number of stockouts; (iv) desire to improve the quality and reliability of their products; or (v) desire to improve the efficiency and effectiveness of the manufacturing process. QDL believes that its commitment to consistent quality and service has enabled it to develop and maintain long-term relationships with existing customers, while expanding its market penetration through the use of its sales and marketing program.


CUSTOMERS

         QDL sells C inventory items to more than 6,000 customers. These customers include leading industrial products, military aerospace, commercial aerospace, consumer products, transportation, furniture, telecommunications, semiconductor fabrication equipment, contract manufacturing, computer and computer networking, and medical electronics manufacturing companies. QDL's contracts with its customers for the supply of C items vary in length up to five years and may be cancelled by either party with proper notice. QDL accepts returns of C items and issues a credit in exchange for such returns. Historically, returns have not been of an amount to materially affect the Company's business. For the year ended December 31, 2000, the

Company had reported net sales of $161.6 million. The ten largest customers accounted for approximately 37% of QDL's sales in 2000, with no one customer contributing more than 9%.

SUPPLIERS

         Over 1,000 suppliers located in the United States and abroad manufacture the C items sold by QDL. QDL purchases C items directly from manufacturers or, to a lesser degree, from authorized distributors. QDL's decision to purchase from a specific source is based on product specifications, quality, reliability of delivery, production lead times and price. In addition, the Company purchases products from foreign suppliers when favorable pricing is available (approximately 11% of purchases for 2000 were from foreign suppliers).

         QDL routinely reviews its supplier base and believes that it is able to purchase C items in sufficient volumes necessary to achieve improved service and pricing. QDL believes that it is not materially dependent on any single supplier and that it currently maintains good relationships with all of its suppliers. The ten largest suppliers accounted for approximately 19% of QDL's purchases in 2000, with the largest supplier accounting for approximately 3%.

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

         The Company received registrations from the United States Patent and Trademark Office in 1997 for the marks "Questron Technology, Inc.(R)" and "Quest Electronic Hardware, Inc.(R)" relating to certain of the Company's services. The Company does not have any patent or copyright applications pending.

MANAGEMENT INFORMATION SYSTEM

         The Company operates a management information system that is used to purchase, monitor and allocate inventory throughout its facilities. The Company believes that its system enables it to manage inventory costs effectively and to achieve appropriate inventory turnover rates. QDL's system includes computerized order entry, sales analysis, inventory status, invoicing and payment, bar-code tracking, and EDI through which the Company offers its customers a paperless electronic process for order entry, shipment tracking, customer billing, remittance processing and other routine matters. The Company's information system operates over a wide-area network. The real-time information system allows each sales and warehouse center to share information and monitor daily progress relating to sales activities, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment, and other measures of performance. In January 2001, the Company began the implementation of additional supply chain management software tools, which it believes will create the opportunity to increase revenues and gross margins, while reducing inventory, costs associated with carrying inventory, and overall operating costs. The Company expects to complete the full implementation of such software tools during 2001.

GOVERNMENT REGULATION

         The Fastener Quality Act of 1991, as amended (the "Fastener Act"), was signed into law on November 16, 1990 and was subsequently amended in March 1996, August 1998 and June 1999. The Fastener Act is intended to protect the public safety by deterring the introduction of non-conforming fasteners into commerce and by improving the traceability of fasteners. Generally, the Fastener Act covers fasteners including screws, nuts, bolts or studs with internal or external threads and load indicating washers with nominal diameters of greater than approximately one quarter inch, which contain metal or are held out as meeting a standard or specification that requires through-hardening, and are manufactured to standards and specifications that require a grade mark. Fasteners manufactured in accordance with a fastener quality assurance system are not covered by the Fastener Act.

         Companies that provide supply chain management solutions and inventory logistics management services that sell fasteners, such as the Company, are subject to the Fastener Act. The Fastener Act prohibits the manufacturer or distributor from knowingly misrepresenting or falsifying: fasteners' physical, mechanical, or performance identification; the record of conformance for fasteners; or the manufacturer's insignia. The Company currently employs quality control personnel at its facilities and has not needed to make any significant investment to comply with the Fastener Act.

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

INTEGRATED MATERIAL SYSTEMS, INC. & POWER COMPONENTS, INC.

         IMS, a wholly-owned subsidiary of the Company, is a master distributor of fasteners based in Scottsdale, Arizona. The addition of IMS brought to the Company expertise in sourcing products on a worldwide basis and additional materials management skills. IMS sells to distributors nationwide, one of which contributed approximately 40% of IMS's 2000 sales. IMS purchases fasteners principally from Taiwan and Japan, as well as domestic sources. In 2000, IMS's two largest suppliers accounted for approximately 28% and 23%, respectively, of its total purchases.

         PCI, a wholly-owned subsidiary of the Company, is a distributor of lithium batteries and battery packs and assemblies based in Fond du Lac, Wisconsin. PCI sells to distributor and end-user customers nationwide, no one of which contributed more than 8% of its 2000 sales. PCI purchases product from international and domestic manufacturers of batteries, with one such supplier accounting for approximately 65% of its 2000 purchases.

         The combined revenues of IMS and PCI represent less than 10% of the Company's consolidated revenues in each of the three years ended December 31, 2000.

EMPLOYEES

         At March 20, 2001, the Company had 486 full-time employees. The Company is not a party to any collective bargaining agreements. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of each of the executive officers of the Company:

NAME                                         AGE    POSITION
----                                         ---    --------
Dominic A. Polimeni.....................      54    Chairman and Chief Executive Officer

Robert V. Gubitosi........................    53    President and Chief Financial Officer

Douglas D. Zadow........................      43    Executive Vice President; President, QDL

Phillip W. Schwiebert....................     62    Vice President; Executive Vice President, QDL

Malcolm A. Tallmon.....................       62    Vice President, Aerospace Business Development

James W. Taylor...........................    56    Vice President; President, Integrated Material Services


         The business experience of each executive officer of the Company is as follows:

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

         DOUGLAS D. ZADOW has been a Director of the Company since September 1999, an Executive Vice President of the Company since February 2001 (previously a Vice President of the Company since May 1998), President of QDL since May 1998 and President of Calfast, now a wholly owned subsidiary of the Company, since May 1995. Calfast became a part of the Company as of September 1997. From 1987 to 1996, he served as President of All-Spec, Inc., a manufacturers representative of fastener products. In 1986, Mr. Zadow served as President of the Southwest Fastener Association.

         PHILLIP D. SCHWIEBERT has been a Vice President of the Company since May 1998 and Western Region Executive Vice President of QDL since February 2001 (previously Northwest and South Central Regional Vice President of QDL since May
1998). From March 1995 to May 1998, he was President of Quest Electronic Hardware, Inc., which is now QDL. From 1991 to

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

RISK FACTORS

LIMITED COMBINED OPERATING HISTORY; RECENT ACQUISITIONS.

         The Company has grown significantly in the past four years, primarily as a result of acquisitions. The Company has acquired 12 companies since March 1997. As a result, the Company's historical results of operations are not necessarily indicative of future results. Prior to the acquisition of these companies, they were each private companies with different objectives, management information systems and accounting and other standards. Consequently, there is limited information about the performance of the acquired companies under the Company's management that is available for evaluation.

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

THE MARKET PRICE FOR THE COMPANY'S COMMON STOCK COULD BE AFFECTED BY SHARES THAT BECOME ELIGIBLE FOR SALE IN THE FUTURE

         Shares of the Company's common stock may be sold in the public market, subject in some cases to the volume and other limitations of Rule 144 under the Securities Act of 1933, as amended, including, following their issuance, shares of common stock underlying warrants, options, and issued in the future in connection with the acquisitions by the Company. To fulfill its obligations to certain persons, in May 2000, the Company filed under the Securities Act of 1933, as amended, a registration statement with the Securities and Exchange Commission, registering for sale by these persons, from time to time, approximately 2,340,000 shares of its common stock, including shares underlying options and warrants. The Company is not aware of any obligations of these persons to sell the shares to be registered for sale under the registration statement. The sale, or availability for sale, of substantial amounts of common stock in the public market could adversely affect the prevailing market price of the common stock.

CHALLENGES OF BUSINESS INTEGRATION -- THE COMPANY MAY NOT BE ABLE TO INTEGRATE ITS ACQUIRED BUSINESSES SUCCESSFULLY.

         Since March 1997, the Company has acquired 12 businesses. Although all acquisitions are subject to risks, the high number and aggregate size of the acquisitions the Company has completed since March 1997 subject the Company to greater risks than usual. In particular, successful integration of these companies, or any other companies that the Company may acquire in the future, into the Company's business presents the Company with significant challenges. The process of integration could divert management's attention from its daily operation, require the implementation of enhancements to the Company's operational and financial systems, require additional management, operational and financial resources, and place significant demands on the Company's management and infrastructure. Successful integration will also depend on a number of other factors, including the Company's ability to maintain the quality of services it provides to its customers and the recruitment, motivation and retention of qualified personnel. The Company cannot ensure that it will be able to succeed with such integration or effectively manage newly acquired businesses or that such business will perform as expected. In addition, the Company cannot ensure that the acquired companies will not have additional liabilities or contingencies that the Company did not anticipate at the time of the acquisitions.

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

THE COMPANY DEPENDS ON SIGNIFICANT CUSTOMERS.

         For the year ended December 31, 2000, on a pro forma basis, the Company's ten largest customers accounted for approximately 37% of its sales, with no one customer contributing more than 9%. These sales arrangements are terminable upon short notice and none of these customers is obligated to continue to use the Company's services, or acquire the Company's products, at all or at existing prices. The dependence on significant customers subjects the Company to significant financial risk in the operation of its business. The Company's ability to maintain these customer relationships and build new customer relationships is dependent, among other things, upon the Company's ability to maintain high quality standards and competitive prices. The Company cannot ensure that it will maintain these relationships. The loss of any of these significant customers or any other significant customer for any reason or a reduction in business with a significant customer for any reason could result in a material loss of revenue or otherwise have a material adverse effect on the Company's business. In addition, from time to time, certain of the Company's customers may seek to implement competitive bidding and other procedures designed to reduce prices for C inventory items, which may lower the Company's gross margins on sales to these customers. The Company will seek to mitigate any adverse impact to gross margins in the future through its own cost reduction initiatives and by providing additional services to these customers, however, the Company can not ensure the timing or the extent to which such mitigating efforts will offset lower margins, if at all.

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

THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS.

         The Company's high level of debt could interfere with its ability to meet its obligations under its Senior Secured Credit Facility and its Senior Subordinated Notes. At December 31, 2000, the Company had total indebtedness of approximately $106.1 million, representing 67.7% of its total capitalization. In addition, subject to restrictions in the Senior Secured Credit Facility, Questron may incur up to $10.4 million of additional borrowings under the revolving credit portion of the Senior Secured Credit Facility from time to time to finance acquisitions, provide for working capital or capital expenditures, or for other purposes.

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

MANAGEMENT CONTROL.

         Management owns approximately 39.3% of the Company's outstanding shares of common stock. Accordingly, management has the ability to direct many of the Company's affairs and actions, including actions requiring stockholder approval.

ITEM 2. PROPERTIES.

         The Company is headquartered at 6400 Congress Avenue, Suite 2000, Boca Raton, Florida 33487, operating from 36 well-equipped modern facilities, all but one of which are leased, as follows:

           1) Boca Raton, Florida (Company headquarters) - occupies 8,226 square feet of office space under a lease expiring March 31, 2006, which space is approximately 85% utilized;

           2) Anaheim, California - occupies 3,000 square feet of office space and 17,000 square feet of warehouse space under a lease expiring March 1, 2016, which space is approximately 95% utilized;

           3) Austin, Texas - occupies 1,200 square feet of office space and 7,800 square feet of warehouse space under a lease expiring October 19, 2005, which space is approximately 90% utilized;

           4) Chicago, Illinois - occupies 5,000 square feet of office space and 45,000 square feet of warehouse space under a lease expiring November 30, 2002, which space is approximately 95% utilized;

           5) Cincinnati, Ohio - occupies 1,000 square feet of office space and 3,000 square feet of warehouse space under a month-to-month lease, which space is approximately 50% utilized;

           6) Cleveland, Ohio - occupies 3,500 square feet of office space and 14,500 square feet of warehouse space under a lease expiring June 30, 2004, which space is approximately 95% utilized;

           7) Colorado Springs, Colorado - occupies 1,900 square feet of office space and 2,893 square feet of warehouse space under a lease, which expired November 30, 1998 (now month-to-month), which space is approximately 90% utilized;

           8) Columbus, Ohio - occupies 600 square feet of office space and 4,400 square feet of warehouse space under a lease, which expires May 31, 2004, which space is approximately 95%utilized;

           9) Dallas, Texas - occupies 1,575 square feet of office space and 11,945 square feet of warehouse space under a lease expiring February 28, 2003, which space is approximately 95% utilized;

          10) Deerfield Beach, Florida - occupies 3,000 square feet of office space and 3,630 square feet of warehouse space under a lease expiring January 31, 2005, which space is approximately 80% utilized;

          11) Duluth, Georgia - occupies 3,083 square feet of office space and 20,917 square feet of warehouse space under a lease expiring November 30, 2005, which space is approximately 60% utilized;

         12) Duluth, Minnesota - occupies 1,240 square feet of office space and 3,368 square feet of warehouse space under a lease expiring December 31, 2004, which space is approximately 70% utilized;

         13) Fond du Lac, Wisconsin - occupies 491 square feet of office space and 1,962 square feet of warehouse space under a lease expiring May 31, 2002, which space is approximately 95% utilized;

         14) Fort Worth, Texas - occupies 18,000 square feet of office space and 22,536 square feet of warehouse space under a lease expiring March 31, 2007, which space is approximately 75% utilized;

         15) Franklin Square, New York - occupies 3,800 square feet of office space under a lease expiring December 31, 2004, which space is approximately 95% utilized;

         16) Grand Rapids, Michigan - occupies 2,500 square feet of office space and 70,625 square feet of warehouse space under a lease expiring August 31, 2006, which space is approximately 70% utilized;

         17) Greenville, Mississippi - occupies 1,560 square feet of office space and 9,900 square feet of warehouse space under a lease expiring August 31, 2003, which space is approximately 80% utilized;

         18) High Point, North Carolina - occupies 3,000 square feet of office space and 37,000 square feet of warehouse space under a lease expiring March 31, 2004, which space is approximately 90% utilized;

         19) Huntsville, Alabama - occupies 920 square feet of office space and 11,580 square feet of warehouse space under a lease expiring June 30, 2004, which space is approximately 40% utilized;

         20) Juarez, Mexico - occupies 1,000 square feet of warehouse space that is customer provided, which space is approximately 95% utilized;

         21) Melbourne, Florida - occupies 600 square feet of office space and 900 square feet of warehouse space under a lease expiring January 31, 2003, which space is approximately 95% utilized;

         22) Milpitas, California - occupies 6,000 square feet of office space and 13,500 square feet of warehouse space under a lease expiring April 30, 2005, which space is approximately 90% utilized;

         23) Milwaukee, Wisconsin - occupies 1,600 square feet of office space and 10,092 square feet of warehouse space under a lease expiring October 31, 2004, which space is approximately 90% utilized;

         24) Minneapolis, Minnesota - occupies 1,760 square feet of office space and 6,000 square feet of warehouse space under a lease expiring June 30, 2005, which space is approximately 95% utilized;

         25) Nogales, Mexico - occupies 500 square feet of office space and 7,500 square feet of warehouse space under a lease expiring May 31, 2003, which space is approximately 90% utilized;

         26) Orlando, Florida - occupies 5,100 square feet of office space and 5,540 square feet of warehouse space in a facility owned by the Company, which space is approximately 90% utilized;

         27) Phoenix, Arizona - occupies 1,000 square feet of office space and 11,000 square feet of warehouse space under a lease expiring October 31, 2003, which space is approximately 90% utilized;

         28) San Antonio, Texas - occupies 900 square feet of office space and 7,492 square feet of warehouse space under a lease expiring February 4, 2005, which space is approximately 60% utilized;

         29) San Diego, California - occupies 4,700 square feet of office space and 17,228 square feet of warehouse space under a lease expiring February 29, 2004, which space is approximately 90% utilized;

         30) Scottsdale, Arizona - occupies 2,130 square feet of office space and 5,183 square feet of warehouse space under a lease expiring August 31, 2003, which space is approximately 95% utilized;

         31) Tucson, Arizona - occupies 1,500 square feet of office space and 10,000 square feet of warehouse space under a lease expiring January 31, 2002, which space is approximately 75% utilized;

         32) Tyler, Texas - occupies 3,000 square feet of office space and 37,000 square feet of warehouse space under a lease expiring November 30, 2004, which space is 80% utilized;

         33) Winchester, Massachusetts - occupies 4,000 square feet of office space and 16,000 square feet of warehouse space under a lease expiring March 31, 2003, which space is approximately 85% utilized.

         Total rent expense for the Company amounted to $2,021,617 in 2000. The aggregate minimum rental commitment under all non-cancelable operating leases for the year ending December 31, 2001 is $2,726,041.

ITEM 3.  LEGAL PROCEEDINGS.

         In the opinion of management, there are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 16, 2000, at the Annual Meeting of Stockholders, the stockholders of the Company elected the following Directors and approved the following proposal put forth by management and the board of directors:

Election of Directors:                                              For                            Withheld
------------------------------------------------             -------------------              -------------------
Dominic A. Polimeni                                              5,515,400                         682,062
Robert V. Gubitosi                                               5,515,387                         682,075
Douglas D. Zadow                                                 5,515,400                         682,062
Milton M. Adler                                                  5,515,321                         682,141
Frederick W. London                                              5,515,400                         682,062
William J. McSherry, Jr.                                         5,515,400                         682,062


                                                                Affirmative           Negative
Proposal                                                           Votes                Votes            Abstained
---------------------------------------------------------    -------------------    --------------     ---------------
To ratify the appointment of Ernst & Young LLP as the
independent accountants for the Company (requires
affirmative votes of 50% of the votes cast)                      6,183,819              12,706               911



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is included for quotation on the NASDAQ National Market System under the symbol "QUST".

         The following table sets forth the reported high and low bid quotations of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                               Common Stock
                                        -------------------------
                                        HIGH                  LOW
                                        ----                  ---
               1999:
               First Quarter           $ 5.25               $ 3.56
               Second Quarter          $ 5.63               $ 3.25
               Third Quarter           $ 4.38               $ 3.31
               Fourth Quarter          $ 8.13               $ 2.75

               2000:
               First Quarter           $12.63               $ 6.44
               Second Quarter          $ 9.69               $ 4.50
               Third Quarter           $ 7.03               $ 4.00
               Fourth Quarter          $ 4.72               $ 2.63

         On March 20, 2001, there were approximately 1,000 holders of record of the Company's common stock (including entities which hold stock in street name on behalf of other beneficial owners).

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

         In connection with the acquisition of RSD Sales Company, Inc. ("RSD") effective as of March 31, 2000, the Company issued 394,619 shares of the Company's common stock in a private transaction exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, to the former owner of RSD in full consideration for the acquisition.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's consolidated financial statements and related notes appearing elsewhere in this annual report.

SELECTED FINANCIAL DATA (In thousands except per share data):

                                   2000          1999          1998          1997          1996
                                 --------      --------      --------      --------      --------
FOR THE YEAR:
Sales                            $161,565      $108,958      $ 56,968      $ 25,710      $ 11,036
Gross Profit                       64,044        43,335        22,649        10,223         4,628
Operating income                   21,164        12,947         8,279         3,302           915
Income before
  extraordinary Items(a)(b)         5,018         2,372         3,286         1,637           549
Net income                          5,478           921         3,286         1,637           549
PER COMMON SHARE:
 Income before
  extraordinary items(a)(b)      $    .60      $    .38      $    .60      $    .56      $    .36
 Net Income                      $    .66      $    .15      $    .60      $    .56      $    .36
PER DILUTED COMMON SHARE:
 Income before
  extraordinary items(a)(b)      $    .52      $    .38      $    .60      $    .47      $    .36
 Net Income                      $    .57      $    .15      $    .60      $    .47      $    .36

AT YEAR-END:
Accounts receivable              $ 25,560      $ 16,828      $ 11,280      $  4,741      $  1,229
Inventories                        60,726        38,302        20,973         8,416         3,169
Total assets                      179,031       137,998        77,725        35,194        12,032
Long-term debt                    100,748        87,809        39,286         9,894         1,785
Stockholders' equity               50,638        34,450        27,464        19,275         8,720



(a) In 1999, the Company incurred an extraordinary charge, in connection with the early extinguishment of debt, in the amount of $1,451,516 (net of applicable income taxes of $1,187,604).
(b) In 2000, the Company realized an extraordinary gain, in connection with the early extinguishment of debt, in the amount of $459,844 (net of applicable income taxes of $326,214).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED WITH 1999.

         The results of operations through December 31, 2000 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its lithium battery distribution business, Power Components, Inc. ("PCI"). QDL's operating results for 2000 include those of:

         o        Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc.
                  ("Fortune") and AFCOM, which were acquired in 1998;

         o Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital"), Olympic Fasteners & Electronic Hardware ("Olympic") and B&G Supply Company, Inc. ("B&G"), which were acquired in 1999; and

         o        R.S.D. Sales Co. Inc. ("RSD"), which was acquired in 2000.

In 1999, the businesses of Fas-Tronics and Fortune began to operate as Questron Aerospace Logistics ("QAL"), a division of QDL dedicated to providing inventory logistics management services to aerospace manufacturers.

         The Company's revenues for the year ended December 31, 2000 amounted to $161,564,981, compared with $108,958,426 for the year ended December 31, 1999. The significant growth in the Company's revenues in 2000 is primarily attributable to the internal growth of QDL, as well as the effect of the full-year results of Action, Capital, Olympic and B&G acquired during 1999. Revenues, excluding revenues attributable to the 2000 and 1999 acquisitions, increased to $115,823,090 for 2000 from $80,972,025 for 1999. This increase represents an internal growth rate of 43.0% from 1999 to 2000.

         The Company's operating income was $21,164,146 for the year ended December 31, 2000, compared with operating income of $12,947,323 for the prior year. This increase is primarily due to the operating income attributable to the acquired businesses, as well as internal growth. Operating income as a percentage of sales increased to 13.1% for the year ended December 31, 2000 from 11.9% for the year ended December 31, 1999. This increase is due to the decrease in operating expenses as a percentage of sales, which is primarily due to the elimination of redundant expenses of the acquired businesses and the continued maturation of inventory logistics management programs signed during 1999.

         Interest expense for the year ended December 31, 2000 amounted to $12,585,738, compared with $8,496,097 for 1999. The increase in interest expense principally reflects the cost of increased borrowings associated with the acquisitions of Action, Capital and Olympic as of April 1, 1999, as well as borrowings associated with QDL's working capital needs.

         The provision for income taxes for the year ended December 31, 2000 reflects an effective income tax rate of 41.5%, compared with 49.2% for 1999. The decrease in the effective tax rate in 2000 is primarily due to the reduced effect of non-deductible goodwill associated with the acquired businesses as it relates to pre-tax income of the Company.

         Income before extraordinary items for the year ended December 31, 2000 was $5,018,369, compared with $2,372,066 for 1999. This increase reflects the growth in operating income attributable to the continuing internal growth of QDL, as well as the effect of the full-year results of the acquired businesses and the reduction of operating expenses as a percentage of sales, offset in part by the increased interest expense associated with the financing of four acquisitions and the working capital requirements of QDL. While certain redundant expenses associated with the acquired businesses have been eliminated, the Company should realize the full benefit of the integration of the acquired businesses with the completion of the integration of QAL and Action, scheduled for the second quarter of 2001.

         During the first quarter of 2000, the Company entered into settlement agreements with the former shareholders of Action, Capital and Olympic repaying $5,000,000 of acquisition indebtedness, plus accrued interest, with 450,000 shares of the Company's common stock, valued at $4,500,000. As a result, the Company recognized an extraordinary gain of $459,844, net of applicable income taxes, for the difference between the balance owed and the value of the stock exchanged. After the extraordinary gain, the net income for the year ended December 31, 2000 amounted to $5,478,213.

         During the second quarter of 1999, the Company refinanced its then existing debt and, as a result, incurred an extraordinary charge to earnings of $1,451,516, net of applicable income taxes, for the unamortized balance of loan costs associated with the previous financing. After the extraordinary charge, the net income for the year ended December 31, 1999 amounted to $920,550.

FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH 1998.

         The results of operations through December 31, 1999 include the operating results of the Company's inventory logistics management business, QDL, its master distribution of fasteners business, IMS, and its lithium battery distribution business, PCI. QDL's operating results for 1999 include those of:

         o        Fas-Tronics, Fortune and AFCOM, which were acquired in 1998;
                  and
         o        Action, Capital, Olympic and B&G, which were acquired in 1999.


In 1999, the operations of Fas-Tronics and Fortune began to operate as Questron Aerospace Logistics ("QAL"), a division of QDL dedicated to providing inventory logistics management services to aerospace manufacturers.

         The Company's revenues for the year ended December 31, 1999 amounted to $108,958,426, compared with $56,968,007 for the year ended December 31, 1998. The significant growth in the Company's revenues in 1999 is primarily attributable to the full-year results of Fas-Tronics, Fortune and AFCOM and the acquisitions of Action, Capital, Olympic and B&G during the year, as well as the internal growth of the other QDL branches. Revenues, excluding revenues attributable to the 1999 and 1998 acquisitions, increased to $54,290,070 for 1999 from $45,481,650 for 1998. This increase represents an internal growth rate of 19.4% from 1998 to 1999.

         The Company's operating income was $12,947,323 for the year ended December 31, 1999, compared with operating income of $8,279,478 for the prior year. The increase in operating income for the year ended December 31, 1999 is primarily due to the operating income attributable to the acquired businesses, as well as internal growth. Operating income as a percentage of sales declined to 11.9% for the year ended December 31, 1999 from 14.5% for the year ended December 31, 1998, as a result of an increase in operating expenses as a percentage of sales. This increase is primarily due to redundant expenses of the acquired businesses and the investment by QDL in personnel and facilities to support recently signed inventory logistics management agreements.

         Interest expense for the year ended December 31, 1999 amounted to $8,496,097, compared with $2,709,979 for 1998. The increase in interest expense principally reflects the cost of increased borrowings associated with the acquisitions of Fortune and Fas-Tronics as of July 1, 1998 and Action, Capital and Olympic as of April 1, 1999, as well as borrowings associated with QDL's working capital needs.

         The provision for income taxes for the year ended December 31, 1999 reflects an effective income tax rate of 49.2%, compared with 41% for 1998. The increase in the effective tax rate in 1999 is primarily due to the effect of non-deductible goodwill associated with the acquired businesses.

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

         During the second quarter of 1999, the Company refinanced its existing debt and, as a result, incurred an extraordinary charge to earnings of $1,451,516, net of applicable income taxes, for the unamortized balance of loan costs associated with the previous financing. After the extraordinary charge, the net income for the year ended December 31, 1999 amounted to $920,550.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had $357,618 in cash and cash equivalents, compared with $111,102 as of December 31, 1999. As of December 31, 2000, the Company had working capital of $62,196,968, compared with working capital of $41,885,433 as of December 31, 1999.

         For the year ended December 31, 2000, the net cash used in the Company's operating activities amounted to $15,759,102, principally reflecting increases in inventories, receivables and other assets, offset in part by current year earnings, an increase in income taxes payable and an increase in accounts payable.

         For the year ended December 31, 2000, the net cash used in the Company's investing activities amounted to $3,278,274, including $1,393,417 net cash consideration paid in connection with the deferred purchase price of IMS, Action and Olympic. The Company also had capital expenditures of $1,884,857 for the purchase of fixed assets, principally for the expansion of QAL's facilities in Fort Worth, TX, the expansion into new branches to service new ILM programs and the further expansion of the Company's computer systems in order to complete the integration of QAL and Action. Other than the $2.5 million expenditure associated with the implementation of additional supply chain management software tools, the Company does not have significant commitments for capital expenditures as of December 31, 2000 and no significant commitments are anticipated for the next twelve months.

         In connection with the acquisitions of Action, Capital and Olympic in 1999, the Company entered into a $75,000,000 senior secured credit facility with Ableco Finance L.L.C. and Congress Financial Corporation (Florida). Also in connection with the above acquisitions, the Company completed a $20,000,000 senior subordinated debt private placement. The senior subordinated notes were placed with affiliates of Albion Alliance LLC and Alliance Capital Management LP, The Equitable Life Assurance Society of the United States and IBJ Whitehall Financial Group.

         In 2000, the Company amended its senior secured credit facility adding a $4,000,000 term loan, Note C and also completed an additional private placement for $17,500,000 of Senior Subordinated Debt. The net proceeds of both financings were used to pay down a portion of the Company's revolving credit facility.

         The senior secured credit facility, as amended, consists of a $52,500,000 four and one-quarter year term loan, a $4,000,000 two year term loan and a $22,500,000 revolving credit facility. The term loans are divided into three notes: Note A for $25,000,000, Note B for $27,500,000 and Note C for $4,000,000. The loan agreement includes a provision for the calculation of a borrowing base, which determines the amount of borrowings available under the revolving credit facility. At December 31, 2000, $12,085,082 was borrowed and outstanding under the revolving credit facility. Of the remaining amount of the $22,500,000 revolving credit facility, $10,414,918 was available at December 31, 2000 for future working capital needs. Interest on the revolving credit facility is payable monthly at the prime rate plus 1.5%, with a minimum rate of interest of 9.25% per annum. The Company can elect a LIBOR Rate Election for amounts borrowed and outstanding under the revolving facility. During all times that a LIBOR Rate Election is in effect, the interest due on the principal amount of the LIBOR revolving credit portion outstanding is at an interest rate of LIBOR plus 2.75%. Interest on Note A is payable monthly at the prime rate plus 2.0% with a minimum rate of interest of 9.75% per annum. Interest on Note B is payable monthly at the prime rate plus 2.5% with a minimum rate of interest of 10.25% per annum. Interest on Note C is payable monthly at the prime rate plus 2.5% with a minimum rate of interest of 12% per annum.

         For the year ended December 31, 2000, the net cash provided by the Company's financing activities amounted to $19,283,892, which principally consists proceeds from $17,500,000 of senior subordinated debt and $4,000,000 of senior term debt to provide additional working capital for the continued expansion of the Company's business, reduced by expenses associated with the financings of $1,985,854.

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

         Interest on the $17,500,000 senior subordinated debt is payable quarterly in arrears at an annual fixed rate of 12.5% in cash and 2.00% in kind or cash, at the Company's option. Principal on the senior subordinated debt is payable in full on June 30, 2005. In connection with the financing, the Company issued 750,000 shares of the Company's common stock to the senior subordinated lenders. These shares were valued at $1,312,500 and were treated as original issue discount.

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

         On March 7, 2000, the Company reached agreements with the former shareholders of Action, Capital and Olympic whereby notes payable aggregating $5,000,000 were settled in exchange for 450,000 shares of the Company's common stock.

         The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such additional potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time. Management believes that its working capital, funds available under its credit agreement, and funds generated from operations will be sufficient to meet its obligations through 2001, exclusive of cash requirements associated with any business acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company beginning January 1, 2001. The adoption of the new Statement will not have an impact on the earnings or the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has significant amounts outstanding under various credit agreements, a substantial portion of which bears interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. The Company may, from time to time, enter into interest rate swap arrangements to manage its interest cost and mitigate its exposure to fluctuating interest rates. There were no such swap arrangements outstanding at December 31, 2000 or during the year then ended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Questron Technology, Inc.

         We have audited the accompanying consolidated balance sheets of Questron Technology, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questron Technology, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                       ERNST & YOUNG LLP

New York, New York
March 20, 2001

                            QUESTRON TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                          AT DECEMBER 31, 2000 AND 1999

                                                                                               2000                1999
                                                                                         -------------       -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                             $     357,618       $     111,102
   Accounts receivable, less allowances for
      doubtful accounts of $281,194 in 2000 and $283,666 in 1999                            25,560,014          16,827,678
   Other receivables                                                                           346,624             253,057
   Inventories                                                                              60,725,835          38,301,589
   Other current assets                                                                      1,355,948             515,705
                                                                                         -------------       -------------
      Total current assets                                                                  88,346,039          56,009,131

Property and equipment - net                                                                 4,562,046           2,898,919
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $4,521,606 in 2000 and $2,699,305 in 1999               76,138,460          70,235,243
Deferred income taxes                                                                        4,342,475           4,846,780
Other assets                                                                                 5,642,006           4,007,768
                                                                                         -------------       -------------
      Total assets                                                                       $ 179,031,026       $ 137,997,841
                                                                                         =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                      $  16,671,027       $   9,668,171
   Accrued expenses                                                                          2,313,454           1,958,596
   Income taxes payable                                                                      1,780,148             750,333
   Current portion of long-term debt                                                         5,384,442           1,746,598
                                                                                         -------------       -------------
      Total current liabilities                                                             26,149,071          14,123,698
Deferred income taxes                                                                        1,158,369             993,048
Long-term debt                                                                             100,748,425          87,808,934
                                                                                         -------------       -------------
      Total liabilities                                                                    128,055,865         102,925,680
                                                                                         -------------       -------------

Commitments and contingencies:
   Common stock subject to put agreement                                                       337,182             622,170
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                                    --                  --
   Common stock, $.001 par value; authorized 20,000,000
     shares; issued 9,226,013 shares in 2000 and 7,164,522 in 1999                               9,226               7,165
   Additional paid-in capital                                                               56,031,038          45,678,802
   Accumulated deficit                                                                      (5,402,285)        (10,880,498)
                                                                                         -------------       -------------
                                                                                            50,637,979          34,805,469
   Less: treasury stock at cost, 11,849 shares in 1999                                              --            (355,478)
                                                                                         -------------       -------------
      Total stockholders' equity                                                            50,637,979          34,449,991
                                                                                         -------------       -------------
      Total liabilities and stockholders' equity                                         $ 179,031,026       $ 137,997,841
                                                                                         =============       =============


                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                    2000               1999                1998
                                                              -------------      -------------       -------------
Sales                                                         $ 161,564,981      $ 108,958,426       $  56,968,007
Cost of good sold                                                97,521,098         65,623,111          34,319,326
                                                              -------------      -------------       -------------

Gross profit                                                     64,043,883         43,335,315          22,648,681

Selling, general and administrative expenses                     40,316,041         28,279,252          13,385,018
Depreciation and amortization                                     2,563,696          2,108,740             984,185
                                                              -------------      -------------       -------------

Total operating expenses                                         42,879,737         30,387,992          14,369,203
                                                              -------------      -------------       -------------

Operating income                                                 21,164,146         12,947,323           8,279,478
Interest expense                                                 12,585,738          8,496,097           2,709,979
                                                              -------------      -------------       -------------

Income before income taxes and extraordinary items                8,578,408          4,451,226           5,569,499
Provision for income taxes                                        3,560,039          2,079,160           2,283,495
                                                              -------------      -------------       -------------

Income before extraordinary items                                 5,018,369          2,372,066           3,286,004
Extraordinary gain (charge) in connection with the early
   extinguishment of debt (less applicable income
   taxes of $326,214 in 2000 and $1,187,604 in 1999)                459,844         (1,451,516                  --
                                                              -------------      -------------       -------------

Net income                                                    $   5,478,213      $     920,550       $   3,286,004
                                                              =============      =============       =============

Net income                                                    $   5,478,213      $     920,550       $   3,286,004
Deduct: Preferred Stock dividend                                         --                 --             165,310
              Imputed non-cash Preferred Stock dividend                  --                 --           1,075,988
                                                              -------------      -------------       -------------

Net income used in per common share calculation               $   5,478,213      $     920,550       $   2,044,706
                                                              =============      =============       =============

PER COMMON SHARE:
 Income before extraordinary items                            $         .60      $         .38       $         .60
 Extraordinary gain (charge)                                            .06               (.23)                 --
                                                              -------------      -------------       -------------
 Net income                                                   $         .66      $         .15       $         .60
                                                              =============      =============       =============

PER DILUTED COMMON SHARE:
 Income before extraordinary items                            $         .52      $         .38       $         .60
 Extraordinary gain (charge)                                            .05               (.23)                 --
                                                              -------------      -------------       -------------
 Net income                                                   $         .57      $         .15       $         .60
                                                              =============      =============       =============

Average number of common shares outstanding                       8,360,552          6,162,168           3,435,162
                                                              =============      =============       =============

Average number of diluted common shares outstanding               9,574,754          6,296,302           4,718,566
                                                              =============      =============       =============



                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            Preferred Stock                     Common Stock
                                   -------------------------------    -------------------------------
                                      Shares             Amounts         Shares            Amounts
                                   ------------       ------------    ------------       ------------
Balance - December 31, 1997           1,150,000       $     11,500       2,122,439       $      2,122
Issuance of securities:
Issuance of common stock upon
     Acquisitions                            --                 --         990,043                990
Series B Preferred Stock
  Dividend                                   --                 --              --                 --
Payment of Series B
  Preferred Stock dividend
  in common stock                            --                 --          35,583                 36

Imputed non-cash Series B
  Preferred Stock dividend                   --                 --              --                 --
Conversion of Series B
  Preferred Stock                    (1,150,000)           (11,500)      1,653,125              1,653
Put agreement exercised
  by former shareholders
  of Calfast                                 --                 --          (6,015)                (6)
Put agreement declined
  by former shareholders
  of Calfast                                 --                 --              --                 --
Net income for the year                      --                 --              --                 --
                                   ------------       ------------    ------------       ------------
Balance - December 31, 1998                  --                 --       4,795,175              4,795
Issuance of securities:
Issuance of common stock upon
  acquisitions                               --                 --       2,382,579              2,383
Put agreement exercised
  by former shareholders
  of Calfast                                 --                 --         (13,232)               (13)
Put agreement declined
  by former shareholders
  of Calfast                                 --                 --              --                 --
B & G shares subject to put
  agreement                                  --                 --              --                 --
Net income for the year                      --                 --              --                 --
                                   ------------       ------------    ------------       ------------

Balance - December 31, 1999                  --                 --       7,164,522              7,165
Issuances of securities:
Issuance of common stock upon
  acquisitions                               --                 --         676,267                676
Issuance of common stock in
  exchange for debt                          --                 --         450,000                450
Issuance of common stock in
  connection with Senior
  Subordinated Debt financing                --                 --         750,000                750
Issuance of common stock upon
  exercise of options and
  warrants                                   --                 --         233,108                233
Put agreement exercised
  by former shareholders
  of acquired businesses                     --                 --         (36,035)               (36)
Put agreement declined
  by former shareholders
  of acquired businesses                     --                 --              --                 --
Retirement of treasury stock                 --                 --         (11,849)               (12)
Net income for the year                      --                 --              --                 --
                                   ------------       ------------    ------------       ------------
Balance - December 31, 2000                  --                 --       9,226,013       $      9,226
                                   ============       ============    ============       ============




                                    Additional
                                      Paid in          Accumulated          Treasury
                                     Capital            Deficit              Stock
                                   ------------       ------------       ------------
Balance - December 31, 1997        $ 33,462,524       $(13,845,790)      $   (355,478)
Issuance of securities:
Issuance of common stock upon
     Acquisitions                     4,676,550                 --                 --
Series B Preferred Stock
  Dividend                                   --           (165,274)                --
Payment of Series B
  Preferred Stock dividend
  in common stock                       165,274                 --                 --

Imputed non-cash Series B
  Preferred Stock dividend            1,075,988         (1,075,988)                --
Conversion of Series B
  Preferred Stock                        (9,847)                --                 --
Put agreement exercised
  by former shareholders
  of Calfast                                 --                 --                 --
Put agreement declined
  by former shareholders
  of Calfast                            245,509                 --                 --
Net income for the year                      --          3,286,004                 --
                                   ------------       ------------       ------------
Balance - December 31, 1998          39,615,998        (11,801,048)          (355,478)
Issuance of securities:
Issuance of common stock upon
  acquisitions                        6,428,314                 --                 --
Put agreement exercised
  by former shareholders
  of Calfast                                 --                 --                 --
Put agreement declined
  by former shareholders
  of Calfast                              7,549                 --                 --
B & G shares subject to put
  agreement                            (373,059)                --                 --
Net income for the year                      --            920,550                 --
                                   ------------       ------------       ------------
Balance - December 31, 1999          45,678,802        (10,880,498)          (355,478)
Issuances of securities:
Issuance of common stock upon
  acquisitions                        4,570,610                 --                 --
Issuance of common stock in
  exchange for debt                   4,499,550                 --                 --
Issuance of common stock in
  connection with Senior
  Subordinated Debt financing         1,311,750                 --                 --
Issuance of common stock upon
  exercise of options and
  warrants                              520,185                 --                 --
Put agreement exercised
  by former shareholders
  of acquired businesses               (239,686)                --                 --
Put agreement declined
  by former shareholders
  of acquired businesses                 45,293                 --                 --
Retirement of treasury stock           (355,466)                --            355,478
Net income for the year                      --          5,478,213                 --
                                   ------------       ------------       ------------
Balance - December 31, 2000        $ 56,031,038       $ (5,402,285)                --
                                   ============       ============       ============



                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                           2000               1999               1998
                                                                     ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                         $  5,478,213       $    920,550       $  3,286,004
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Amortization of cost in excess of net assets
        of businesses acquired                                          1,822,301          1,533,328            616,411
     Depreciation of property and equipment                               741,398            575,412            367,774
     Amortization of original issue discount                              222,693                 --                 --
     Non-cash interest expense                                            506,159                 --                 --
     Deferred income taxes                                                669,625            515,883            182,087
     Recognition of current year income tax benefit of net
        operating loss carryforward                                            --                 --            344,450

  Change in operating assets and liabilities:
     Increase in accounts receivable                                   (8,298,890)        (1,486,583)        (3,109,261)
     (Increase) decrease in other receivables                             (93,567)          (182,645)             7,321
     Increase in inventories                                          (22,301,229)        (9,823,501)        (7,331,154)
     Increase in other current assets                                    (840,243           (226,676)          (187,217)
     (Increase) decrease in other assets                               (1,910,861)           164,524           (373,145)
     Increase in accounts payable                                       6,924,101          1,524,112          1,809,897
     Increase (decrease) in accrued expenses                              291,383            (84,165)          (194,254)
     Increase (decrease) in income taxes payable                        1,029,815         (1,738,684)         1,514,024
                                                                     ------------       ------------       ------------
     Net cash used in operating activities                            (15,759,102)        (8,642,860)        (3,067,063)
                                                                     ------------       ------------       ------------

Cash flows from investing activities:
     Net cash consideration paid for acquired businesses               (1,393,417)       (30,441,923)       (24,072,714)
     Acquisition of property and equipment                             (1,884,857)          (629,539)          (325,830)
                                                                     ------------       ------------       ------------
     Net cash used in investing activities                             (3,278,274)       (31,071,462)       (24,398,544)
                                                                     ------------       ------------       ------------

Cash flows from financing activities:
     Net borrowings under revolving facility                              147,254          6,644,029          3,869,519
     Proceeds from long-term debt                                      21,500,000         72,500,000         35,000,000
     Repayment of long-term debt                                         (300,984        (35,019,686)        (9,583,334)
     Fees and expenses associated with long-term debt financing        (1,985,854)        (4,112,982)        (2,193,973)
     Payments on capital leases                                          (129,834           (139,750)           (79,085)
     Payments on exercise of put options                                 (239,694            (83,037)           (37,744)
     Proceeds from exercise of options and warrants                       520,185                 --                 --
     Payments on notes issued for acquired business                      (227,181)          (192,435)          (155,571)
                                                                     ------------       ------------       ------------
     Net cash provided by financing activities                         19,283,892         39,596,139         26,819,812
                                                                     ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents                          246,516           (118,183)          (645,795)
Cash and cash equivalents at beginning of period                          111,102            229,285            875,080
                                                                     ------------       ------------       ------------
Cash and cash equivalents at end of period                           $    357,618       $    111,102       $    229,285
                                                                     ============       ============       ============
Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest                                                        $ 10,747,545       $  7,380,139       $  2,166,687
                                                                     ============       ============       ============
     Income taxes                                                    $    812,500       $  1,764,688       $    298,367
                                                                     ============       ============       ============



                 See Notes to Consolidated Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Questron Technology, Inc. ("Questron" or the "Company") provides supply chain management solutions and inventory logistics management services for small parts commonly referred to as C inventory items (fasteners and related products) focused on the needs of original equipment manufacturers ("OEMs") throughout the United States through its subsidiary, Questron Distribution Logistics, Inc. ("QDL"). The Company is also a master distributor of fasteners through its subsidiary Integrated Material Systems, Inc. ("IMS"), and a distributor of lithium batteries through its subsidiary Power Components, Inc. ("PCI"). QDL includes the operations of Fas-Tronics, Inc. ("Fas-Tronics"), Fortune Industries, Inc. ("Fortune"), AFCOM, Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital"), Olympic Fasteners & Electronic Hardware ("Olympic"), B&G Supply Co., Inc. ("B&G") and R.S.D. Sales Co. Inc. ("RSD"). In 1999, the operations of Fas-Tronics and Fortune began to operate as Questron Aerospace Logistics ("QAL"), a division of QDL dedicated to providing inventory logistics management programs to aerospace manufacturers. These two businesses were merged in April 2000 into a single facility in Fort Worth, TX and operate under the QAL name.

         All of the Company's operations comprise one business segment.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - In 2000, the Company acquired RSD. In 1999, the Company acquired Action, Capital, B&G, and the business and operating assets of Metro Form Corporation, d.b.a. Olympic. In 1998, the Company acquired Fortune, Fas-Tronics, and the business and operating assets of AFCOM, Inc. All acquisitions were recorded under the purchase method of accounting. Accordingly, the consolidated financial statements include the operations of the acquired businesses from their respective dates of acquisition. Certain amounts in prior years have been reclassified to conform to the current year presentation.

         CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and amounts are eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers certain highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

         CONCENTRATION OF CREDIT RISK - The Company extends credit to its customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers, but routinely assesses the financial strength of its customers. Such estimate of the financial strength of customers may be subject to change in the near term. Based upon factors surrounding the credit risk of its customers, the Company believes that its receivable credit risk exposure is limited. During each of years ended December 31, 2000, 1999 and 1998, the top ten customers accounted for approximately 37%, 39% and 50% of the Company's revenues, respectively. During the years ended December 31, 2000 and 1998, sales to one customer of the Company represented approximately 8.3% and 13.4% of revenue, respectively. For the year ended December 31, 1999, no single customer represented more than 5.0% of revenue.

         REVENUE RECOGNITION - The Company recognizes revenue when products are shipped.

         SHIPPING AND HANDLING - The Company classifies all shipping and handling costs on products shipped to customers within cost of sales.

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

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED - The cost in excess of net assets of businesses acquired is being amortized on a straight-line basis over 40 years. The Company reviews the recoverability of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A loss is recognized for the difference between the carrying amount and the recoverable amount, which would be determined using discounted cash flows. No such losses were recognized during the three years ended December 31, 2000.

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

         NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company beginning January 1, 2001. The adoption of the new Statement will not have an impact on the earnings or the financial position of the Company.

2. EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using, when appropriate, the treasury stock method.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         The following table sets forth the computation of earnings per share and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

                                                            2000            1999            1998
                                                        ----------      ----------      ----------
Numerator:
     Income before extraordinary items                  $5,018,369      $2,372,066      $3,286,004

     Less: preferred stock dividends                            --              --       1,241,298
                                                        ----------      ----------      ----------

     Numerator for income before extraordinary
        items per common share                           5,018,369       2,372,066       2,044,706
           Effect of dilutive securities -
              Preferred stock dividends                         --              --       1,241,298
                                                        ----------      ----------      ----------
     Numerator for income before extraordinary
        items per diluted common share                  $5,018,369      $2,372,066      $3,286,004
                                                        ==========      ==========      ==========
Denominator:
     Denominator for income before extraordinary
         items per common share
     Weighted-average shares                             8,360,552       6,162,168       3,435,162
                                                        ----------      ----------      ----------
     Effect of dilutive securities:
        Options                                            676,285          17,970          79,693
        Warrants                                           537,917             668         374,884
        Stock earned, not issued                                --         115,496              --
        Convertible preferred stock                             --              --         828,827
                                                        ----------      ----------      ----------

     Dilutive potential common shares                    1,214,202         134,134       1,283,404
                                                        ----------      ----------      ----------
     Denominator for income before extraordinary
         items per diluted common share                  9,574,754       6,296,302       4,718,566
                                                        ==========      ==========      ==========

     Income before extraordinary items per
        common share                                    $      .60      $      .38      $      .60
                                                        ==========      ==========      ==========

     Income before extraordinary items per diluted
        common share                                    $      .52      $      .38      $      .60
                                                        ==========      ==========      ==========



         Income before extraordinary items per common share and income before extraordinary items per diluted common share for the year ended December 31, 1998 reflect deductions for preferred stock dividends, including imputed, non-cash dividends associated with the issuance of the preferred stock. The preferred stock converted into common stock on July 2, 1998, causing the acceleration of the amortization of the imputed dividend as a one-time, non-cash dividend. As a result of this conversion, the common stock into which the preferred stock converted (1,653,125 shares of common stock) is included for two quarters in the weighted average number of common shares outstanding for the year ended December 31, 1998. The effect of this one-time, non-cash dividend is anti-dilutive, accordingly, the presentation of net income per diluted common share is presented on the face of the income statement as the same amount as net income per common share.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

         Effective April 1, 1999, the Company acquired 100% of the issued and outstanding capital stock of Capital Fasteners, Inc., a North Carolina corporation ("Capital"), a privately owned distributor of fasteners and related products. The purchase price for Capital consisted of (i) $7,037,197 in cash;
(ii) the assumption of $1,220,078 in debt net of cash on hand; (iii) 169,935 shares of the Company's common stock valued at $650,000; (iv) a note payable to the sellers of Capital in the amount of $2,000,000; and (v) up to $1,500,000 if Capital attains certain earnings targets for the twelve months ending March 31, 2000.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

         Effective October 1, 1999, the Company acquired the business and operating assets of B&G Supply Company, Inc. ("B&G"). The purchase price for B&G consisted of (i) 86,451 shares of the Company's common stock valued at $580,000;
(ii) the assumption of $388,386 in debt; (iii) additional initial consideration of up to a maximum of $420,000 payable in cash or stock if B&G attains certain earnings targets for the twelve month periods ended June 30, 2001 and June 30, 2002; and (iv) additional amounts payable in cash or stock if B&G attains certain earnings targets for each calendar year from 2000 through 2004.

         Effective March 31, 2000, the Company acquired 100% of the issued and outstanding stock of R.S.D. Sales Co. Inc., a New York corporation ("RSD"), a privately owned company. The purchase price for RSD consisted of 394,619 shares of the Company's common stock valued at $3,300,000.

         In connection with certain of the above acquisitions, the Company may be required to make additional purchase price payments that are contingent upon the achievement of specified operating goals. Such payments may be in the form of cash and/or shares of common stock of the Company and will be recorded at fair market value at the time of payment. The amounts of such additional consideration, if any, will be recorded when paid as cost in excess of net assets of businesses acquired and amortized over the remaining life of the asset. During the years ended December 31, 2000 and 1999, the Company paid $1,977,179 and $6,902,148, respectively, as additional consideration. Of the 2000 and 1999 amounts, $87,776 and $1,493,691, respectively, represented the fair value of shares issued in settlement of these obligations. The balance of these amounts was paid in either cash or notes.

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

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         The following unaudited pro forma information presents the combined operating results of the Company, Fas-Tronics, Fortune, AFCOM, Action, Capital, Olympic and B&G, treating the acquired companies as if they were subsidiaries of the Company for the full years ended December 31, 1999 and 1998. The pro forma effects of the acquisition of RSD are not material. This unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1998 or results which may occur in the future:


                                                        Year Ended December 31,
                                                     ------------------------------
                                                         1999              1998
                                                     ------------      ------------
Sales                                                $120,320,000      $113,231,000
                                                     ------------      ------------

Operating income                                       14,084,000        15,436,000
                                                     ------------      ------------

Net income                                           $  2,203,000      $  3,207,000
                                                     ============      ============

        Pro forma net income per diluted common
           Share                                     $        .32      $        .46
                                                     ============      ============


        Average number of diluted
           common shares outstanding                    6,963,838         6,905,648
                                                     ============      ============

4. LONG-TERM DEBT

         At December 31, the Company's long-term debt consisted of the following:

                                                2000              1999
                                           ------------      ------------
Term loans(a)                              $ 56,500,000      $ 52,500,000
Revolving facility(b)                        12,085,802        11,938,548
Senior subordinated debt(c)                  36,025,519        19,109,167
Notes payable to sellers(d)                     905,624         5,231,930
Other(e)                                        615,922           775,887
                                           ------------      ------------
                                            106,132,867        89,555,532
Less installments due within one year         5,384,442         1,746,598
                                           ------------      ------------
                                           $100,748,425      $ 87,808,934
                                           ============      ============

(a) In 1999, the Company entered into a $75,000,000 Senior Secured Credit Facility that consists of a $52,500,000 four and one-quarter year term loan and a $22,500,000 revolving credit facility. The term loan is divided into Note A for $25,000,000 and Note B for $27,500,000. The proceeds were used in conjunction with the acquisitions of Action, Capital and Olympic and to retire amounts outstanding under the Company's previous credit facility. In 2000, the Company amended the Senior Secured Credit Facility to add a $4,000,000 term loan, Note C, the proceeds of which were used to pay down a portion of the Company's revolving credit facility.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Interest on Note A is payable monthly at a rate of prime plus 2%, with a minimum interest rate of 9.75% (11.5% at December 31, 2000). Note A is due in quarterly installments beginning July 1, 2001, through April 1, 2003. Interest on Note B is payable monthly at a rate of prime plus 2.5%, with a minimum interest rate of 10.25% (12% at December 31, 2000). Note B is due in full on September 30, 2003. Interest on Note C is payable monthly at a rate of prime plus 2.5%, with a minimum interest rate of 12% (12% at December 31, 2000). Note C is due in full on September 30, 2003.

(b) Amounts available for borrowing under the revolving credit facility are determined pursuant to a borrowing base calculation. Interest on outstanding amounts under the revolving credit facility is payable monthly and, at the option of the Company, accrues at either prime plus 1.5%, with a minimum rate of 9.25% (11% at December 31, 2000) or at LIBOR plus 2.75% (9.3% at December 31, 2000). The maturity of the revolving credit facility is September 30, 2003.

(c) Simultaneously with the execution of the Senior Secured Credit Facility, the Company completed a private placement of $20,000,000 Senior Subordinated Debt. Interest on the $20,000,000 Senior Subordinated Debt is payable quarterly in arrears at a fixed rate of 14.5% (12.5% in cash and 2% payable in kind or cash, at the Company's option). Principal is payable in full on June 30, 2005. In connection with the private placement, the company issued 680,000 shares of the Company's common stock to the senior subordinated lenders. The carrying amount of the Senior Subordinated Debt was reduced by $1,190,000, the fair value of the shares. Such shares are treated as original issue discount and amortized over the term of the debt as an adjustment to interest expense.

     In 2000, the Company completed an additional private placement for $17,500,000 of Senior Subordinated Debt, the net proceeds of which were used to pay down a portion of the Company's revolving credit facility. Interest on the $17,500,000 Senior Subordinated Debt is payable quarterly in arrears at a fixed rate of 14.5% (12.5% in cash and 2% payable in kind or cash, at the Company's option). Principal is payable in full on June 30, 2005. In connection with this private placement, the Company issued 750,000 shares of the Company's common stock to the senior subordinated lenders. The carrying amount of the Senior Subordinated Debt was reduced by $1,312,500, the fair value of the shares. Such shares are treated as original issue discount and amortized over the term of the debt as an adjustment to interest expense.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(d) In connection with certain of the Company's acquisitions, the Company issued notes to the former shareholders of the acquired businesses. Such notes bear interest at interest rates ranging from 8.5% to 10% and are payable in monthly installments through March 1, 2002.

     On March 7, 2000, the Company reached an agreement with the former shareholders of Action, Capital and Olympic whereby notes payable aggregating $5,000,000 plus accrued interest were settled in exchange for 450,000 shares of the Company's common stock.

(e) Other long-term indebtedness includes amounts related to capital leases and notes payable assumed in certain acquisitions.

         The Senior Secured Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company has pledged the shares of capital stock of each of its subsidiaries at the date of the agreements and any shares of companies that the Company may acquire in the future.

         The aggregate annual maturities of long-term debt for periods subsequent to December 31, 2000 are: $5,384,442 in 2001; $13,563,178 in 2002;
and $51,159,728 in 2003. The outstanding balance on the senior subordinated debt matures and is payable on June 30, 2005.

5. PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consisted of the following:

                                                  2000            1999
                                              ----------      ----------

          Land                                $   24,000      $   24,000
          Building                               341,625         341,625
          Furniture and fixtures               1,410,154         935,043
          Computer equipment                   2,403,874       1,417,285
          Office equipment                     1,258,873         870,078
          Autos and trucks                       432,182         337,276
          Leasehold improvements                 842,235         383,111
                                              ----------      ----------
             Subtotal                          6,712,943       4,308,418
          Less: accumulated depreciation       2,150,897       1,409,499
                                              ----------      ----------

             Total                            $4,562,046      $2,898,919
                                              ==========      ==========

         Depreciation expense related to property and equipment for the years ended December 31, 2000, 1999 and 1998 was $741,398, $575,412 and $367,774,
respectively.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

         In addition to the 1,150,000 Series IV Warrants issued in connection with the Offering, the Company issued 2,750,000 Series IV Warrants to former shareholders of acquired businesses and 100,000 Series IV Warrants to the related underwriter. Each of the 4,000,000 Series IV Common Stock Purchase Warrants is exercisable until March 4, 2002 and entitles the holder to purchase one share of the Company's common stock at $5.75 per share. During the year ended December 31, 2000, 2,000 Series IV Warrants were exercised.

         In connection with the acquisition of Calfast, the Company granted to the former shareholders of Calfast the option to sell 125,896 shares back to the Company on a monthly basis as follows: for each of the seven months during the period October 1997 through April 1998, an aggregate of 8,879 shares per month valued at $6.275 per share, or $55,715 per month, and for each of the 53 months during the period May 1998 through September 2002, an aggregate of 1,203 shares per month valued at $6.275 per share, or $7,549 per month. During 2000 and 1999, the former shareholders of Calfast exercised their options on 7,218 shares and 13,232 shares, respectively.

         In connection with the acquisition of B&G, the Company granted to the former shareholders of B&G the option to sell 41,451 shares back to the Company on a monthly basis as follows: for each of the eleven months during the period July 2000 through May 2001, an aggregate of 3,600 shares per month valued at $9.00 per share, or $32,400 per month, and for the month of June 2001, an aggregate of 1,851 shares valued at $9.00 per share, or $16,659. During 2000, the former shareholders of B&G exercised their options on 21,600 shares.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

7. STOCK OPTIONS

1996 STOCK OPTION PLAN

         Under the terms of the 1996 Stock Option Plan, as amended (the "1996 Plan"), both incentive and nonqualified stock options may be granted to officers, employees and directors of the Company and its subsidiaries. The 1996 Plan provides for options to purchase an aggregate number of shares of the Company's common stock that may be granted equal to the greater of 1,000,000 shares of common stock or 14% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year. As of January 1, 2001, an aggregate of 1,291,642 shares of the Company's common stock were authorized for grant under the 1996 Plan. In the case of incentive stock options, which may be granted only to officers, employees and directors of the Company and its subsidiaries, such options are to be granted at prices greater than or equal to fair market value of the shares at date of grant. Options currently outstanding under the 1996 Plan have terms of ten years and become exercisable in either three equal nine-month installments, three equal annual installments or three years from date of grant.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         The transactions under the 1996 Plan during the years ended December 31, 2000, 1999 and 1998 are summarized as follows:


                                                   2000                          1999                           1998
                                        ---------------------------    --------------------------    --------------------------
                                                          Average                       Average                      Average
                                                         Exercise                      Exercise                      Exercise
                                            Shares        Price           Shares         Price          Shares         Price
                                        -----------     -----------    -----------    -----------    -----------    -----------
Options outstanding at beginning
   of year                                  473,251     $      4.24        123,250    $      6.32        159,450    $      6.51
Granted                                      37,000            7.13        355,551           3.56         10,300           4.80
Exercised                                    (3,700)           6.63             --                                           --
Cancelled                                   (20,100)           3.91         (5,550)          6.63        (46,500)          6.63
                                        -----------     -----------    -----------    -----------    -----------    -----------
Options outstanding at end of year          486,451     $      4.46        473,251    $      4.24        123,250    $      6.32
                                        ===========     ===========    ===========    ===========    ===========    ===========

Prices per share of options                              $     3.56 -                 $      3.56 -                 $      4.75 -
outstanding                                              $    10.75                   $      6.63                   $      6.63
                                                         ===========                  ===========                   ===========

Options exercisable at end of year          245,191     $      5.02        111,033    $      6.40         65,500    $      6.53
                                        ===========     ===========    ===========    ===========    ===========    ===========
Options available for future grant
   at end of year                           805,191                        528,123                       376,750
                                        ===========                    ===========                   ===========
Weighted average remaining
   life of options outstanding            8.51 Yrs.                      9.38 Yrs.                     8.77 Yrs.
                                        ===========                    ===========                   ===========


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

OTHER OPTIONS

         In connection with the early termination of a consulting agreement with one of the former shareholders of an acquired company, options to purchase a total of 1,160,500 shares of common stock at an average exercise price of $5.43 were cancelled. In connection with a revised employment agreement, dated March 29, 1999, of the chief executive officer of the Company, options to purchase 1,100,000 shares of common stock at an exercise price of $4.50 were granted. In connection with the acquisition of IMS, the Company granted to the former shareholders of IMS options to purchase 100,000 shares of common stock at an exercise price of $6.00 per share. Such options vest and become exercisable in five equal annual installments commencing on June 1, 1998. In connection with the acquisition of Fas-Tronics, the Company granted to the former shareholders and one key employee of Fas-Tronics options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $4.50 per share. In connection with the acquisition of the business of AFCOM, the Company granted to one of the former shareholders of AFCOM options to purchase 20,000 shares of common stock at an exercise price of $4.89.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1994 DIRECTOR NON-QUALIFIED STOCK OPTION PLAN

Under the terms of the 1994 Director Non-qualified Stock Option Plan, as amended (the "1994 Plan"), options to purchase up to an aggregate of 150,000 shares of the Company's common stock may be granted to non-employee directors of the Company. Under the 1994 Plan, options are to be granted to each eligible director at the rate of 5,000 per year at an exercise price equal to the fair market value of the underlying stock on the date of grant, are immediately exercisable, and have a term of ten years. Transactions under the 1994 Plan during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                   2000                           1999                           1998
                                        -------------------------      -------------------------      -------------------------
                                                        Average                        Average                        Average
                                                       Exercise                       Exercise                       Exercise
                                          Shares         Price            Shares        Price            Shares        Price
                                        -----------   -----------      -----------   -----------      -----------   -----------
Options outstanding at beginning
   of year                                   72,000   $      6.84           62,000   $      7.15           29,000   $      8.77
Granted                                      15,000          8.75           10,000          4.91           33,000          5.72
Exercised                                        --            --               --            --               --            --
Cancelled                                        --            --               --            --               --            --
                                        -----------   -----------      -----------   -----------      -----------   -----------
Options outstanding at end of year           87,000   $      7.17           72,000   $      6.84           62,000   $      7.15
                                        ===========   ===========      ===========   ===========      ===========   ===========

Options exercisable at end of year           87,000   $      7.17           72,000   $      6.84           62,000   $      7.15
                                        ===========   ===========      ===========   ===========      ===========   ===========
Options available for future grant
   at end of year                            63,000                         78,000                        88,000
                                        ===========                    ===========                    ===========
Weighted average remaining
   life of options outstanding            7.21 Yrs.                      8.05 Yrs.                      8.88 Yrs.
                                        ===========                    ===========                    ===========


         At December 31, 2000, 81,000 options were outstanding with exercise prices ranging from $3.88 to $8.75 per share, or a weighted average exercise price of $6.34 per share, and a weighted average remaining life of 7.61 years. An additional 6,000 options were outstanding with exercise prices ranging from $11.25 to $24.08 per share, or a weighted average exercise price of $18.36 per share, and a weighted average remaining life of 4.34 years.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

OTHER

If the Company had accounted for the issuance of all options pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense of $421,391, $5,104,380 and $999.160 for the years ended December 31, 2000, 1999 and 1998, respectively, and the Company's income before extraordinary charge and net income per share before extraordinary charge would have been as follows:

                                                               2000               1999                1998
                                                         -------------      -------------       -------------
INCOME BEFORE EXTRAORDINARY ITEM
PER COMMON SHARE:
Income before extraordinary item used in
    per common share calculation as reported             $   5,018,369      $   2,372,066       $   2,044,706
                                                         =============      =============       =============
Pro forma income (loss) before
    extraordinary item used in per common
    share calculation                                    $   4,771,855      $    (639,518)      $   1,456,954
                                                         =============      =============       =============

Income before extraordinary item per
    common share, as reported                            $         .60      $         .38       $         .60
                                                         =============      =============       =============
Pro forma income (loss) before
    extraordinary item per share                         $         .57      $        (.10)      $         .42
                                                         =============      =============       =============

INCOME BEFORE EXTRAORDINARY ITEM PER DILUTED COMMON
SHARE:
Income before extraordinary item as
    reported                                             $   5,018,369      $   2,372,066       $   3,286,004
                                                         =============      =============       =============
Pro forma income (loss) before
    extraordinary item                                   $   4,771,855      $    (639,518)      $   2,698,252
                                                         =============      =============       =============
Income before extraordinary item per
    diluted common share, as reported                    $         .52      $         .38       $         .60
                                                         =============      =============       =============
Pro forma income (loss) before
    extraordinary item per diluted common
    share                                                $         .50      $        (.10)      $         .57
                                                         =============      =============       =============


         The fair value of options at date of grant was estimated using the fair value based method with the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998:

                                    December 31, 2000      December 31, 1999   December 31, 1998
                                    -----------------      -----------------   -----------------
Expected life (years)                     5                         5                   5
Interest rate                      5.80%  -  6.52%                6.26%                4.64%
Annual rate of dividends                  --                       --                   --
Volatility factor                       .650                     .606                  .627


         The weighted average fair value of options at date of grant using the fair value based method during 2000, 1999 and 1998 is estimated at $4.40, $2.50 and $4.15, respectively.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8. RETIREMENT PLAN

         The Company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The Company's contributions to the plan, which is based on a specified percentage of employee contributions, amounted to $308,779, $274,510 and $76,123 in 2000, 1999 and
1998, respectively.

         In 1997, the Board of Directors of the Company approved the adoption of a noncontributory employee stock ownership plan that enables all eligible employees to acquire shares of the Company's common stock. Contributions, which are determined by the Board of Directors, are in the form of common stock or cash that is used to purchase the Company's common stock for the benefit of participating employees. The Company accrued $100,000, $75,000 and $75,000 for the years ended December 31, 2000, 1999 and 1998, respectively, to fund the purchase of the Company's common stock pursuant to the plan.

9. LEASE COMMITMENTS

         The Company leases certain office and warehouse space under non-cancelable operating leases expiring at various dates through 2016. Rent expense for all non-cancelable operating leases amounted to $2,021,617, $2,001,854 and $639,601 for the years ended December 31, 2000, 1999 and 1998, respectively. Aggregate minimum rental commitments under all non-cancelable operating leases approximate $12,745,933 as of December 31, 2000. Such commitments on annual basis are as follows:

                    Years ending December 31,
                         2001                              $  2,726,041
                         2002                                 2,598,990
                         2003                                 2,237,783
                         2004                                 1,712,817
                         2005                                 1,125,863
                         Thereafter                           2,344,439
                                                           -------------
                               Total                       $ 12,745,933
                                                           =============

10. INCOME TAXES

         The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                  2000            1999            1998
                              ----------      ----------      ----------
         Current
                 Federal      $2,555,944      $1,380,319      $1,450,861
                 State           334,470         182,958         306,097
                              ----------      ----------      ----------
                               2,890,414       1,563,277       1,756,958
                              ----------      ----------      ----------
         Deferred
                 Federal         553,729         463,911         498,464
                 State           115,896          51,972          28,073
                              ----------      ----------      ----------
                                 669,625         515,883         526,537
                              ----------      ----------      ----------
                              $3,560,039      $2,079,160      $2,283,495
                              ==========      ==========      ==========

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         Income taxes are determined using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has reflected a deferred tax asset resulting from the availability of net operating loss carryforwards. At December 31, 2000 and 1999, the balance of the deferred tax asset relating to the net operating loss carryforwards was $2,624,318 and $2,968,764, respectively, after having been reduced by $344,446 each year for the amount of the benefit related to the 2000 and 1999 utilization of net operating loss carryforwards.

         The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       2000            1999
                                                   ----------      ----------
         Deferred tax assets:
         Benefit of net operating loss carry-
             forwards                              $2,624,318      $2,968,764
         Inventory reserves                         1,130,680       1,777,932
         Uniform cost capitalization                  475,000              --
         Allowance for doubtful accounts              112,477         100,084
                                                   ----------      ----------

            Total deferred tax assets               4,342,475       4,846,780
                                                   ----------      ----------

         Deferred tax liabilities:
         Differences in basis of acquired
             assets                                 1,158,369         935,627
         Other                                             --          57,421
                                                   ----------      ----------

            Total deferred tax liabilities          1,158,369         993,048
                                                   ----------      ----------

            Net deferred tax assets                $3,184,106      $3,853,732
                                                   ==========      ==========



                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                              Year Ended December 31,
                                                         --------------------------------
                                                           2000         1999         1998
                                                         ------       ------       ------
         Federal statutory rate                            34.0%        34.0%        34.0%

         State income taxes, net of federal benefit         6.0%         5.1%         6.0%

         Effect of permanent differences between
            financial statement treatment and tax
            treatment of certain items, primarily
            amortization of goodwill                        1.5%        10.1%         1.0%
                                                         ------       ------       ------

         Effective tax rate                                41.5%        49.2%        41.0%
                                                         ======       ======       ======

         As of December 31, 2000, the Company had unused net operating loss carryforwards of $7,718,582, expiring in various years through 2010. Although the Company's use of these net operating loss carryforwards is limited to approximately $1 million per year as a result of a change of control as defined under Section 382 of the Internal Revenue Code, the expiration of such carryforwards will not inhibit the utilization or realization thereof. The amount of the net operating loss carryforwards and their expiration dates are as follows:

                                                                Net
                                                           Operating Loss
             Expiring in Years Ending December 31,         Carryforwards
                                                           --------------
               2004                                         $    315,817
               2005                                              579,718
               2006                                              782,129
               2007                                            2,945,421
               2008                                            2,336,094
               2009                                              591,906
               2010                                              167,497
                                                            ------------

                    Total                                   $  7,718,582
                                                            ============

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities. Fair value of the financial instruments disclosed below is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

                                          2000                                           1999
                            --------------------------------                ---------------------------------
                            Carrying                                        Carrying
                             Amount               Fair Value                 Amount                Fair Value
                            --------              ----------                --------               ----------
Long-term debt            100,748,425             99,412,576               87,808,934             86,889,201



12.  RELATED PARTY TRANSACTIONS

         The Company had a management advisory and consulting agreement with Gulfstream Financial Group, Inc. ("Gulfstream"), of which the chairman and chief executive officer of the Company is a 50% owner. Under the terms of such agreement, Gulfstream acted as an advisor and consultant to the Company principally concerning the expansion of the Company's business through the identification of potential acquisition candidates. This agreement was terminated effective March 1, 1999. Fees paid to Gulfstream in connection with the agreement amounted to $68,000 and $305,000 for the years ended December 31, 1999 and 1998, respectively. Gulfstream presently owns 2.8% of the Company's outstanding common stock.

         The Company leases five of its facilities from entities owned by former stockholders of acquired businesses who are now employees of the Company. Rent expense of approximately $536,813 associated with these facilities has been charged to selling, general & administrative expenses for the year ended December 31, 2000. Management believes that the terms of such leases are no less favorable than those which otherwise are available in the market for those facilities.

                            QUESTRON TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of the Company's quarterly results of operations follows (in thousands except per share data):

                                                First          Second          Third           Fourth
                                              Quarter         Quarter         Quarter         Quarter
2000
Sales                                       $   36,479      $   41,226       $   41,919      $   41,941
Gross profit                                    14,719          15,809           16,889          16,627
Income before extraordinary item                 1,264           1,510            1,570             674
Net income                                       1,724           1,510            1,570             674
Per common share:
    Income before extraordinary gain        $      .16      $      .18       $      .19      $      .08
    Net income                              $      .22      $      .18       $      .19      $      .08
Per diluted common share:
    Income before extraordinary gain        $      .12      $      .16       $      .18      $      .08
    Net income                              $      .16      $      .16       $      .18      $      .08

1999
Sales                                       $   19,304      $   29,974       $   29,324      $   30,356
Gross profit                                     7,488          11,508           11,351          12,988
Income before extraordinary item                   703             869              349             452
Net income                                         703            (583)             349             452
Per common share:
    Income before extraordinary charge      $      .14      $      .15       $      .05      $      .06
    Net income                              $      .14      $     (.10)      $      .05      $      .06
Per diluted common share:
    Income before extraordinary charge      $      .14      $      .15       $      .05      $      .06
    Net income                              $      .14      $     (.10)      $      .05      $      .06



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See "Executive Officers" in Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the Company's Definitive Proxy Statement to be filed on or before April 30, 2001 in connection with the Annual Meeting of Stockholders hereby is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the heading "Executive Compensation and Other Information" in the Company's Definitive Proxy Statement to be filed on or before April 30, 2001 in connection with the Annual Meeting of Stockholders hereby is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the heading "Security Ownership of Management and Principal Stockholders" in the Company's Definitive Proxy Statement to be filed on or before April 30, 2001 in connection with the Annual Meeting of Stockholders hereby is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the heading "Related Party Transactions" in the Company's Definitive Proxy Statement to be filed on or before April 30, 2001 in connection with the Annual Meeting of Stockholders hereby is incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Financial Statements, Financial Statement Schedules, and Exhibits.

                  1. The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

                  2. The financial statement schedule is filed as part of this annual report.

                  3.       See Index to Exhibits on page 61.

         (b) Report on Form 8-K.

                  There were no reports on Form 8-K filed during the last quarter of 2000 through the date hereof.

                           QUESTRON TECHNOLOGY, INC.
                                     INDEX
                            TO FINANCIAL STATEMENTS

                                 (ITEM 14 (A))


                                                                                               PAGE
                                                                                               ----

         Report of Independent Auditors covering consolidated financial statements at December 31, 2000 and 1999 and for each of the three
            years in the period ended December 31, 2000                                          26

         Consolidated Balance Sheet as of December 31, 2000 and 1999                             27

         For the years ended December 31, 2000, 1999 and 1998:

                  Consolidated Statement of Operations                                           28
                  Consolidated Statement of Changes in Stockholders' Equity                      29
                  Consolidated Statement of Cash Flows                                           30

         Notes to Consolidated Financial Statements at December 31, 2000, 1999 and
            1998 and for the years then ended                                                    31

         The following financial statement schedules for the three years ended December 31, 2000 are included in Item 14 (d):

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

                                         QUESTRON TECHNOLOGY, INC.

                                         By:  /s/ DOMINIC A. POLIMENI
                                             ----------------------------
                                                  Dominic A. Polimeni,
                                                  Chairman and Chief Executive
                                                  Officer

                                         Date:    March 30, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001:

(1) Principal Executive Officer:      (3) A Majority of the Board of Directors:


         /s/ DOMINIC A. POLIMENI             /s/ MILTON M. ADLER
         ---------------------------         ----------------------------------
         Dominic A. Polimeni,                Milton M. Adler, Director
           Chief Executive Officer

                                             /s/ ROBERT V. GUBITOSI
                                             ----------------------------------
                                             Robert V. Gubitosi, Director


(2) Principal Financial and Accounting       /s/ FREDERICK W. LONDON
    Officer:                                 -----------------------------------
                                             Frederick W. London, Director

         /s/ ROBERT V. GUBITOSI              /s/ WILLIAM J. MCSHERRY, JR.
         ---------------------------         ----------------------------------
         Robert V. Gubitosi,                 William J. McSherry, Jr., Director
            Chief Financial Officer
                                             /s/ DOMINIC A. POLIMENI
                                             ----------------------------------
                                             Dominic A. Polimeni, Director

                                             /s/ DOUGLAS D. ZADOW
                                             ----------------------------------
                                             Douglas D. Zadow, Director

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            QUESTRON TECHNOLOGY, INC.
                                (Parent Company)

                             CONDENSED BALANCE SHEET
                          AT DECEMBER 31, 2000 AND 1999


                                                                       2000             1999
                                                                  -----------      -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                      $        --      $   867,444
   Other current assets                                               526,489          300,074
                                                                  -----------      -----------
   Total current assets                                               526,489        1,167,518

Property and equipment--net                                         3,552,032          522,509
Deferred income taxes                                               4,342,475        3,431,438
Other assets (principally investment in and amounts due from
   wholly owned subsidiaries)                                      46,907,058       32,766,054
                                                                  -----------      -----------
Total assets                                                      $55,328,054      $37,887,519
                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                          $ 3,194,524      $ 1,822,310
                                                                  -----------      -----------
   Total current liabilities                                        3,194,524        1,822,310

Deferred income taxes                                               1,158,369          993,048

Common stock subject to put agreement                                 337,182          622,170

Stockholders' equity:
   Common stock                                                         9,226            7,165
   Other stockholders' equity                                      50,628,753       34,443,826
                                                                  -----------      -----------
   Total stockholders' equity                                      50,637,979       34,449,991
                                                                  -----------      -----------
Total liabilities and stockholders' equity                        $55,328,054      $37,887,519
                                                                  ===========      ===========



                  See Notes to Condensed Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                                (Parent Company)

                          CONDENSED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                  2000              1999              1998
                                              -----------       -----------       -----------
Costs and expenses:
   General and administrative                 $ 5,404,916       $ 3,054,827       $ 1,746,473
   Depreciation and amortization                  341,135           413,413           676,806
   Interest expense                                    --         3,042,110         2,647,836
                                              -----------       -----------       -----------
   Total costs and expenses                     5,746,051         6,510,350         5,071,115
                                              -----------       -----------       -----------

Loss before income taxes, equity in net
   income of subsidiaries and
   extraordinary charge                        (5,746,051)       (6,510,350)       (5,071,115)
Income tax benefit                              2,384,611         3,203,000         2,079,157
                                              -----------       -----------       -----------

Loss before equity in net income of
   subsidiaries and extraordinary charge
                                               (3,361,440)       (3,307,350)       (2,991,958)
Equity in net income of subsidiaries
                                                8,839,653         5,363,166         6,277,962
                                              -----------       -----------       -----------

Income before extraordinary charge
                                                5,478,213         2,055,816         3,286,004
Extraordinary charge (less applicable
   income taxes of $928,854 in 1999)
                                                       --        (1,135,266)               --
                                              -----------       -----------       -----------
Net income                                    $ 5,478,213       $   920,550       $ 3,286,004
                                              ===========       ===========       ===========


                  See Notes to Condensed Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                                (Parent Company)

                        CONDENSED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                2000               1999               1998
                                           ------------       ------------       ------------
Net cash from operating activities         $  2,752,301       $  1,249,713       $  2,816,657

Investing activities
   Net cash consideration paid for
      acquired businesses                                               --        (24,072,714)
   Other                                     (1,884,857)          (159,482)          (576,746)
                                           ------------       ------------       ------------
Net cash used in investing activities
                                             (1,884,857)          (159,482)       (24,649,460)

Financing activities
   Proceeds from long-term debt                      --                 --         40,294,519
   Repayments of long-term debt                      --                 --        (11,128,334)
   Fees and expenses associated with
     long-term financing                             --                 --         (2,193,973)
   Other                                             --           (222,787)          (116,829)
                                           ------------       ------------       ------------
Net cash (used in) provided by
   financing activities                              --           (222,787)        26,855,383
                                           ------------       ------------       ------------

Increase (decrease) in cash                $   (867,444)      $    867,444       $   (610,734)
                                           ============       ============       ============



                  See Notes to Condensed Financial Statements.

                            QUESTRON TECHNOLOGY, INC.
                                (Parent Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BASIS OF PRESENTATION

     In the parent company financial statements, the company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The Company's share of net income of its consolidated income statement is included using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. LONG-TERM DEBT

     During 1999, the Company refinanced its previous indebtedness through borrowings made by its wholly owned subsidiaries Questron Finance Company and Questron Operating Company. In connection with the refinancing and extinguishment of debt at the parent company level, the Company wrote off the remaining balance of deferred financing costs associated with the extinguished debt. This resulted in an extraordinary charge of $1,135,266 (net of taxes of $928,854).

     The subsidiaries' loan agreements include, among other matters, restrictions on the amounts of retained earnings available for distribution to the Company and additional borrowings, and require that the Company maintain certain consolidated financial ratios.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            QUESTRON TECHNOLOGY, INC.
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                      Balance at
                       beginning    Charged to    Charged to                  Balance at
                       of year        income       other(1)    Write-offs    end of year
                      ----------    ----------    ----------   ----------    ------------
Allowance for
doubtful accounts
       2000            $283,666      $108,315      $      0     $110,787      $281,194
                       ========      ========      ========     ========      ========
       1999            $186,256      $ 63,000      $ 33,455     $      0      $283,666
                       ========      ========      ========     ========      ========
       1998            $ 93,561      $ 52,729      $ 60,000     $ 20,034      $186,256
                       ========      ========      ========     ========      ========


(1) Represents the allowance for doubtful accounts of the businesses acquired by the Company during each of the respective years.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended DECEMBER 31, 2000
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

        For the transition period from _______________ to ______________

                         Commission file number 0-13324
                                                -------

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                           Delaware                                                            23-2257354
---------------------------------------------------------------             --------------------------------------------------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification Number)

       6400 Congress Avenue, Suite 2000, Boca Raton, FL                                           33487
---------------------------------------------------------------             --------------------------------------------------
           (Address of principal executive offices)                                            (Zip Code)


                   Issuer's telephone number: (561) 241-5251
                                              --------------

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

*10.4 Employment Agreement dated October 1, 1999 between Questron Technology, Inc. and Robert v. Gubitosi, incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.5 Non-Statutory Stock Option Agreement between Questron Technology and Malcolm Tallmon dated Mach 6, 2000, incorporated by reference to
         Exhibit 10.5 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

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

*10.20. Settlement Agreement dated as of March 1, 2000, is entered into by and among Questron Technology, Inc., a Delaware corporation, Gregory Fitzgerald and Valerie Fitzgerald, incorporated by reference to Exhibit
         10.20 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

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

*10.28. Settlement Agreement in Connection with the Acquisition of Olympic dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation (ii) Questron Technology, Inc., a Delaware corporation and Sheldon Enterprises, Inc (James Mraz as notified party), incorporated by reference to Exhibit 10.28 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.29. Settlement Agreement in Connection with the Acquisition of Olympic dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation (ii) Questron Technology, Inc., a Delaware corporation and Sheldon Enterprises, Inc (Rudolph M. Petric as notified party), incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

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

*10.32. Settlement Agreement in Connection with Capital Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and James R. Gilchrist, Trustee of James R. Gilchrist Revocable Trust Under Agreement Dated June 25, 1999, incorporated by reference to Exhibit
         10.32 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.33. Settlement Agreement in Connection with Capital Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and James R. Gilchrist, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

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

*10.37. Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Gerald H. Ablan, incorporated by reference to Exhibit 10.37 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.38. Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and Robert A. Lehman, incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.39. Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology, Inc., a Delaware corporation and William P. Hackett, incorporated by reference to Exhibit 10.39 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).

*10.40. Settlement Agreement in Connection with the Action Acquisition dated as of March 7, 2000, by and among Questron Finance Corp., a Delaware corporation, Questron Technology,

         Inc., a Delaware corporation and Charles W. Gozder, incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (File No. 0-13324).


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

*10.44. Unconditional Guaranty, dated as of June 29, 1999, by Questron Technology, Inc., Questron Finance Corp., Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., Fortune Industries, Inc., Fas-Tronics, Inc., California Fasteners, Inc., Comp Ware, Inc., Action Threaded Products, Inc., Action Threaded Products of Georgia, Inc., Action Threaded Products of Minnesota, Inc. and Capital Fasteners, Inc., in favor of each of Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, L.L.C., The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company, incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

*10.45. Amended and Restated Loan and Security Agreement, dated as of June 29, 1999, by and between Questron Technology, Inc. and its subsidiaries and Congress Financial Corporation (Florida) and Ableco Finance LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 30, 1999 (File No. 0-13324).

+10.46. Amendment Number Four, dated as of October 19, 2000, to Amended and Restated Loan and Security Agreement, dated as of June 29, 1999, by and among Questron Technology, Inc., certain of its direct and indirect Subsidiaries identified therein, each of the Lenders signatory thereto, Congress Financial Corporation and Ableco Finance LLC.

+10.47. Securities Purchase Agreement, dated as of November 9, 2000, by and between Questron Technology, Inc., Questron Operating Company, Inc., and Albion Alliance Mezzanine Fund II, L.P., IBJ Whitehall Bank & Trust Company and Exeter Capital Partners IV, L.P.

+10.48. Note Agreement, dated as of November 9, 2000, among Questron Operating Company, Inc. and Albion Alliance Mezzanine Fund II, L.P., IBJ Whitehall Bank & Trust Company and Exeter Capital Partners IV, L.P.

+10.49. Investors Rights Agreement, dated as of November 9, 2000, among Questron Technology, Inc. and Albion Alliance Mezzanine Fund II, L.P., IBJ Whitehall Bank & Trust Company and Exeter Capital Partners IV, L.P.

+10.50. Unconditional Guaranty, dated as of November 9, 2000, by Questron Technology, Inc., Questron Finance Corp., Questron Distribution Logistics, Inc., Integrated Material Systems, Inc., Power Components, Inc., Fortune Industries, Inc., Fas-Tronics, Inc., California Fasteners, Inc., Comp Ware, Inc., Action Threaded Products, Inc., Action Threaded Products of Georgia, Inc., Action Threaded Products of Minnesota, Inc., Capital Fasteners, Inc., B&G Supply Company, Inc. and R.S.D. Sales Co. Inc., in favor of each of Albion Alliance Mezzanine Fund II, L.P., IBJ Whitehall Bank & Trust Company and Exeter Capital Partners IV, L.P.

+10.51. Omnibus Amendment, dated as of November 9, 2000, to Note Agreement, dated as of June 29, 1999, by and among Questron Operating Company, Inc. and Albion Alliance Mezzanine Fund, L.P., Alliance Investment Opportunities Fund, LLC, The Equitable Life Assurance Society of the United States and IBJ Whitehall Bank & Trust Company.

+10.52. Amendment Number Five, dated as of November 9, 2000, to Amended and Restated Loan and Security Agreement, dated as of June 29, 1999, by and among Questron Technology, Inc., certain of its direct and indirect Subsidiaries identified therein, each of the Lenders signatory thereto, Congress Financial Corporation and Ableco Finance LLC.

+21.1.   Subsidiaries of the Company, as amended.

+23.1.   Consent of Ernst & Young L.L.P., dated March 30, 2001.



* previously filed
+ filed herewith