Form 10-Q
period 2001-03-31
QUESTRON TECHNOLOGY INC
filed 2001-05-15
CIK 732152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended        March 31, 2001
                                                 -------------------------------


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from                  to
                                              -------------        ------------




                         Commission File Number 0-13324
                                                -------

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




                  Delaware                                     23-2257354
      -------------------------------                     ---------------------
      (State or other jurisdiction of                      (I. R. S. Employer
       incorporation or organization)                     Identification Number)

6400 Congress Avenue, Suite 2000, Boca Raton, FL                  33487
------------------------------------------------                ----------
    (Address of principal executive offices)                    (Zip Code)


                                 (561) 241-5251
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     As of May 9, 2001, there were 9,214,019 shares of the issuer's Common Stock outstanding.

                            QUESTRON TECHNOLOGY, INC.

                                      INDEX

CERTAIN INFORMATION CONTAINED IN THIS QUARTERLY REPORT INCLUDES "FORWARD :LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS INFORMATION CAN BE IDENTIFIED BY THE USE OF WORDS LIKE "EXPECTS," "WILL," "SHOULD," "BELIEVES," "INTENDS" OR "ESTIMATES" OR SIMILAR EXPRESSIONS, AND INCLUDES THE STATEMENTS WITH RESPECT TO EXPECTED 2001 FINANCIAL AND OPERATING RESULTS. SUCH STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE FORWARD LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, FLUCTUATIONS IN DEMAND FROM THE COMPANY'S CUSTOMERS, WHETHER DUE TO ECONOMIC CONDITIONS, THE DEMANDS OF THEIR CUSTOMERS OR OTHER FACTORS, THE CYCLICALITY OF THE MARKET FOR THE COMPANY'S PRODUCTS AND ITS CUSTOMERS' PRODUCTS, THE CONCENTRATION OF A SIGNIFICANT PART OF THE COMPANY'S BUSINESS IN A LIMITED NUMBER OF CUSTOMERS, THE ABILITY TO OBTAIN NEW CUSTOMERS, THE ABILITY TO INTEGRATE ACQUIRED BUSINESSES, CHANGES IN GENERAL ECONOMIC CONDITIONS, LEVELS OF COMPETITION, THE AVAILABILITY OF CAPITAL, CHANGES IN INTEREST RATES AND OTHER FACTORS WHICH MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS, INCLUDING THE MATTERS ADDRESSED IN THE "RISK FACTORS" PROVIDED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT UNANTICIPATED EVENTS OR DEVELOPMENTS.


                                                                                                 Page No.
                                                                                                 --------

PART I.          Financial Information

        Item 1.  Financial Statements

                          Consolidated Balance Sheet -
                          At March 31, 2001  (unaudited) and December 31, 2000                       3

                          Consolidated Statement of Income  (unaudited) -
                          Three Months Ended March 31, 2001 and 2000                                 4

                          Consolidated Statement of Cash Flows (unaudited) -
                          Three Months Ended March 31, 2001 and 2000                                 5

                          Notes to Consolidated Financial Statements (unaudited)                   6 - 7

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        8 - 9

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk                          10

PART II.         Other Information                                                                  11

Signature Page                                                                                      12


                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)




                                                                             March 31,       December 31,
                                                                               2001              2000
                                                                             ---------       ------------
                                     ASSETS
Current assets:
   Cash                                                                      $     377         $     358
   Accounts receivable, less allowances for
      doubtful accounts of $254 in 2001 and $281 in 2000                        24,847            25,560
   Other receivables                                                               331               346
   Inventories                                                                  64,676            60,726
   Other current assets                                                          1,296             1,356
                                                                             ---------         ---------
      Total current assets                                                      91,527            88,346

Property and equipment - net                                                     5,206             4,562
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $4,988 in 2001 and $4,522 in 2000           75,764            76,138
Deferred income taxes                                                            4,256             4,343
Other assets                                                                     5,385             5,642
                                                                             ---------         ---------
      Total assets                                                           $ 182,138         $ 179,031
                                                                             =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $  14,422         $  16,671
   Accrued expenses                                                              2,459             2,313
   Income taxes payable                                                          1,766             1,780
   Current portion of long-term debt                                             7,575             5,385
                                                                             ---------         ---------
      Total current liabilities                                                 26,222            26,149
Deferred income taxes payable                                                    1,158             1,158
Long-term debt                                                                 103,366           100,749
                                                                             ---------         ---------
      Total liabilities                                                        130,746           128,056
                                                                             ---------         ---------

Commitments and contingencies:
   Common stock subject to put option agreement                                    217               337
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                    --                --
   Common stock, $.001 par value; authorized 20,000,000
     shares; issued 9,218,822 shares in 2001 and 9,226,013 in 2000                   9                 9
   Additional paid-in capital                                                   56,031            56,031
   Accumulated deficit                                                          (4,865)           (5,402)
                                                                             ---------         ---------
   Total stockholders' equity                                                   51,175            50,638
                                                                             ---------         ---------
   Total liabilities and stockholders' equity                                $ 182,138         $ 179,031
                                                                             =========         =========


                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                           2001           2000
                                                                          -------        -------
Sales                                                                     $39,801        $36,479
Cost of goods sold                                                         24,026         21,760
                                                                          -------        -------

Gross profit                                                               15,775         14,719

Selling, general & administrative expenses                                 10,299          9,079
Depreciation and amortization                                                 692            621
                                                                          -------        -------

Total operating expenses                                                   10,991          9,700
                                                                          -------        -------

Operating income                                                            4,784          5,019

Interest expense                                                            3,857          2,859
                                                                          -------        -------

Income before income taxes and extraordinary gain                             927          2,160
Provision for income taxes                                                    390            896
                                                                          -------        -------

Income before extraordinary gain                                              537          1,264
Extraordinary gain in connection with the early extinguishments of
   debt (less applicable income taxes of $326)                                 --            460
                                                                          -------        -------

Net income                                                                $   537        $ 1,724
                                                                          =======        =======

PER COMMON SHARE:

Income per common share before extraordinary gain                         $   .06        $   .16
Extraordinary gain                                                             --            .06
                                                                          -------        -------
Net income per common share                                               $   .06        $   .22
                                                                          =======        =======

PER DILUTED COMMON SHARE:

Income per common share before extraordinary gain                         $   .06        $   .12
Extraordinary gain                                                             --            .04
                                                                          -------        -------
Net income per diluted common share                                       $   .06        $   .16
                                                                          =======        =======

Average number of common shares outstanding                                 9,188          7,761
                                                                          =======        =======

Average number of diluted common shares outstanding                         9,217         10,804
                                                                          =======        =======




                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                        March 31,       March 31,
                                                                          2001            2000
                                                                        ---------       ---------
Cash flows from operating activities:
  Net income                                                            $   537         $ 1,724
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Amortization of cost in excess of net assets of businesses
       acquired                                                             466             432
     Depreciation of property and equipment                                 226             189
     Amortization of original issue discount                                121              50
     Non-cash interest expense                                              594             318
     Deferred income taxes                                                   86              45
     Extraordinary gain in connection with the early
       extinguishment of debt (less applicable income
       taxes of $326)                                                        --            (460)
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable                             713          (4,172)
     Decrease in other receivables                                           15              --
     Increase in inventories                                             (3,950)         (2,495)
     Decrease (increase) in other current assets                             60            (117)
     (Decrease) increase in accounts payable                             (2,249)          2,829
     Increase in accrued expenses                                           146             255
     (Decrease) increase in income taxes payable                            (14)            365
     Increase in other assets                                              (124)           (305)
                                                                        -------         -------

     Net cash used by operating activities                               (3,373)         (1,342)
                                                                        -------         -------
Cash flows from investing activities:
  Net cash consideration paid for acquired business                         (91)           (238)
  Acquisition of property and equipment                                    (740)           (479)
                                                                        -------         -------
     Net cash used for investing activities                                (831)           (717)
                                                                        -------         -------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                       4,434           1,980
  Repayment of long-term debt                                                (3)           (200)
  Fees and expenses associated with loan amendments                          --            (233)
  Extraordinary gain in connection with the early extinguishment
      of debt (less applicable income taxes of $326)                         --             460
  Proceeds from exercise of options and warrants                             --             520
  Payments on capital leases                                                (67)            (24)
  Payments in respect of exercise of put options                           (120)             --
  Payments on note issued for acquired business                             (21)           (156)
                                                                        -------         -------
     Net cash provided by financing activities                            4,223           2,347
                                                                        -------         -------
Increase in cash and cash equivalents                                        19             288
Cash and cash equivalents at beginning of period                            358             111
                                                                        -------         -------
Cash and cash equivalents at end of period                              $   377         $   399
                                                                        =======         =======



                 See Notes to Consolidated Financial Statements.

                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

         Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated balance sheet as of December 31, 2000 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2. EARNINGS PER SHARE.

         The following table sets forth the calculation of net income per common share and net income per diluted common share (in thousands except per share data):


                                                               For the three months ended
                                                            ---------------------------------
                                                            March 31, 2001     March 31, 2000
                                                            --------------     --------------
Numerator:
       Income before extraordinary item                         $   537            $ 1,264
                                                                =======            =======
Denominator:
       Denominator for net income per common share -
          Weighted-average shares                                 9,188              7,761
                                                                -------            -------
       Effect of dilutive securities:
          Options                                                    --              1,478
          Warrants                                                   29              1,565
                                                                -------            -------

       Dilutive potential common shares                              29              3,043
                                                                -------            -------
       Denominator for net income per diluted common
           share                                                  9,217             10,804
                                                                =======            =======
        Income per common share before extraordinary
            Item                                                $   .06            $   .16
                                                                =======            =======

        Income per diluted common share before
            extraordinary item                                  $   .06            $   .12
                                                                =======            =======


                   QUESTRON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 3.  EARLY EXTINGUISHMENT OF DEBT.

         On March 7, 2000, the Company reached agreements with the former shareholders of Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital") and Olympic Fasteners and Electronic Hardware ("Olympic") whereby notes payable aggregating $5.0 million plus accrued interest were settled in exchange for 450,000 shares of the Company's common stock. As a result, the Company realized an extraordinary gain in an amount equal to the difference between the balance owed and the value of the stock exchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001.

         The Company's results of operations through March 31, 2001 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its battery distribution business, Power Components, Inc. ("PCI").

         The Company's revenues for the three months ended March 31, 2001 amounted to $39.8 million, compared with $36.5 million for the three months ended March 31, 2000. The growth in the Company's revenues is due to the growth of QDL, which had revenues of $37.6 million during the three months ended March 31, 2001, compared with $33.8 million for the prior year period. The growth in QDL's revenues for the period ended March 31, 2001 is a result of growth of its recently signed inventory logistics management ("ILM") programs, offset in part by continued weakness in its mature ILM programs. The Company continued to enter into new ILM programs with large OEMs in the first quarter of 2001. The implementation of such newly signed programs, together with the continued implementation of ILM programs entered into in 2000 and modest economic improvement in the second half of 2001, are expected to have a positive impact on the Company's results for 2001.

         The Company's operating income was $4.8 million for the three months ended March 31, 2001, compared with operating income of $5.0 million for the prior year period. Operating income as a percentage of sales for the three months ended March 31, 2001 amounted to 12.0% compared with 13.8% for the comparable prior year period. The decline in operating income as a percentage of sales is due to the increased expense levels to support the recently signed ILM programs at their expected sales levels. While these programs continue to grow, not all have reached their expected sales levels.

         Interest expense amounted to $3.9 million for the three months ended March 31, 2001, compared with $2.9 million for the comparable prior year period. The increase in interest expense reflects the cost of incremental borrowings associated with QDL's working capital needs, as well as the effect of the higher cost of the $17.5 million Senior Subordinated Debt incurred in November 2000.

         The provision for income taxes for the three months ended March 31, 2001 reflects an effective income tax rate of 42.0%, compared with 41.5% for the comparable prior year period.

         Net income for the three months ended March 31, 2001 was $537 thousand, compared with income before extraordinary gain of $1.3 million for the comparable prior year period. During the first quarter of 2000, the Company entered into an agreement with the former shareholders of Action, Capital and Olympic repaying $5 million of acquisition indebtedness, plus accrued interest, with 450,000 shares of the Company's common stock, valued at $4.5 million. As a result, the Company recognized an extraordinary gain of $460 thousand net of applicable income taxes, for the difference between the balance owed and the value of the stock exchanged. After the extraordinary gain, the net income for the three months ended March 31, 2000 amounted to $1.7 million. The decline in net income for the three months ended March 31, 2001 as compared with income before extraordinary gain for the three months ended March 31, 2000 is due to increased operating expenses to support the anticipated higher levels of sales from recently signed ILM programs, which have not reached expected sales levels as of March 31, 2001, as well as increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had $377 thousand in cash, compared to $358 thousand as of December 31, 2000. As of March 31, 2001, the Company had working capital of $65.3 million, compared with working capital of $62.2 million as of December 31, 2000.

         For the three months ended March 31, 2001, the net cash used by the Company's operating activities amounted to $3.4 million, principally reflecting an increase in inventories and a decrease in accounts payable, offset in part by profits of the Company and decreases in accounts receivable.

         For the three months ended March 31, 2001, the net cash used in the Company's investing activities amounted to $831 thousand, including $91 thousand of additional net cash consideration paid for RSD Sales Company, Inc. and $740 thousand of capital expenditures for the acquisition of fixed assets, principally for the initial payments on the $2.5 million capital expenditure associated with the implementation of additional supply chain management software tools. Other than the remaining $2 million associated with these software tools, the Company does not have significant commitments for capital expenditures as of March 31, 2001 and no significant commitments are anticipated for the remainder of 2001.

         For the three months ended March 31, 2001, the net cash provided by the Company's financing activities amounted to $4.2 million, consisting principally of $4.4 million of bank borrowings under the Company's revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has significant amounts outstanding under various credit agreements, a substantial portion of which bears interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. The Company may, from time to time, enter into interest rate swap arrangements to manage its interest cost and mitigate its exposure to fluctuating interest rates. There were no such swap arrangements outstanding at March 31, 2001.

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

           None.

        b) Reports on Form 8-K:

           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUESTRON TECHNOLOGY, INC.


                             Principal Executive Officer:

Date: May 15, 2001                         /s/ Dominic A. Polimeni
                                           -------------------------------------
                                           Dominic A. Polimeni
                                           Chairman and Chief Executive Officer



                             Principal Financial and Accounting Officer:

Date: May 15, 2001                         /s/ Robert V. Gubitosi
                                           -------------------------------------
                                           Robert V. Gubitosi
                                           President and Chief Financial Officer