Form 10-Q
period 2001-06-30
QUESTRON TECHNOLOGY INC
filed 2001-08-14
CIK 732152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from  ___________________ to ________________




                         Commission File Number 0-13324

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




                  Delaware                                    23-2257354
--------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I. R. S. Employer
        incorporation or organization)                   Identification Number)

6400 Congress Avenue, Suite 2000, Boca Raton, FL                33487
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

                              Yes [X]    No [ ]

         As of August 9, 2001, there were 9,206,162 shares of the Registrant's common stock outstanding.

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


                                                                                         Page No.
                                                                                         --------

PART I.  Financial Information

         Item 1. Financial Statements

                          Consolidated Balance Sheet -
                          At June 30, 2001  (unaudited) and December 31, 2000               3

                          Consolidated Statement of Operations  (unaudited) -
                          Three Months and Six Months Ended June 30, 2001 and 2000          4

                          Consolidated Statement of Cash Flows (unaudited) -
                          Six Months Ended June 30, 2001 and 2000                           5

                          Notes to Consolidated Financial Statements                      6 - 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                   9 - 12

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                 12

PART II. Other Information                                                                13 - 14

Signature Page                                                                              15



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 JUNE 30, 2001 (unaudited) AND DECEMBER 31, 2000
                             (Dollars in thousands)



                                                                              June 30,       December 31,
                                                                                2001             2000
                                                                             ---------       ------------
                                     ASSETS
Current assets:
   Cash                                                                      $     732         $     358
   Accounts receivable, less allowances for
      doubtful accounts of $199 in 2001 and $281 in 2000                        24,159            25,560
   Other receivables                                                               248               347
   Inventories                                                                  64,955            60,726
   Other current assets                                                            942             1,356
                                                                             ---------         ---------
      Total current assets                                                      91,036            88,347

Property and equipment - net                                                     5,876             4,562
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $5,454 in 2001 and $4,522 in 2000           75,298            76,138
Deferred income taxes                                                            4,256             4,342
Other assets                                                                     5,810             5,642
                                                                             ---------         ---------
      Total assets                                                           $ 182,276         $ 179,031
                                                                             =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $  10,746         $  16,671
   Accrued expenses                                                              2,368             2,313
   Income taxes payable                                                          1,558             1,780
   Current portion of long-term debt                                            10,069             5,385
                                                                             ---------         ---------
      Total current liabilities                                                 24,741            26,149
Deferred income taxes payable                                                    1,158             1,158
Long-term debt                                                                 105,051           100,749
                                                                             ---------         ---------
      Total liabilities                                                        130,950           128,056
                                                                             ---------         ---------

Commitments and contingencies:
   Common stock subject to put option agreement                                    121               337
    Series C convertible preferred stock                                           750                --
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                    --                --
   Common stock, $.001 par value; authorized 20,000,000
     shares; issued 9,206,162 shares in 2001 and 9,226,013 in 2000                   9                 9
   Additional paid-in capital                                                   56,031            56,031
   Accumulated deficit                                                          (5,585)           (5,402)
                                                                             ---------         ---------
   Total stockholders' equity                                                   50,455            50,638
                                                                             ---------         ---------
   Total liabilities and stockholders' equity                                $ 182,276         $ 179,031
                                                                             =========         =========


                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           THREE MONTHS AND SIX MONTHS
                    ENDED JUNE 30, 2001 AND 2000 (Unaudited)
                      (In thousands, except per share data)


                                                               Three Months Ended                   Six Months Ended
                                                                      June 30,                           June 30,
                                                              ----------------------------     ----------------------------
                                                                 2001             2000              2001             2000
                                                              -----------      -----------     -----------      -----------

Sales                                                         $    36,015      $    41,226     $    75,816      $    77,705
Cost of goods sold                                                 23,112           25,417          47,138           47,178
                                                              -----------      -----------     -----------      -----------

Gross Profit                                                       12,903           15,809          28,678           30,527

Selling, general & administrative expenses                          9,454            9,666          19,753           18,744
Depreciation and amortization                                         717              621           1,409            1,242
                                                              -----------      -----------     -----------      -----------

Total operating expenses                                           10,171           10,287          21,162           19,986
                                                              -----------      -----------     -----------      -----------

Operating income                                                    2,732            5,522           7,516           10,541
Interest expense                                                    3,980            2,940           7,838            5,799
                                                              -----------      -----------     -----------      -----------

(Loss) income before income taxes and extraordinary items          (1,248)           2,582            (321)           4,742
(Benefit) provision for income taxes                                 (528)           1,072            (138)           1,968
                                                              -----------      -----------     -----------      -----------

(Loss) income before extraordinary items                             (720)           1,510            (183)           2,774

Extraordinary gain in connection with the early
    extinguishment of debt (less applicable income
    taxes of $326 in 2000)                                             --               --              --              460
                                                              -----------      -----------     -----------      -----------

Net (loss) income                                             $      (720)     $     1,510     $      (183)     $     3,234
                                                              ===========      ===========     ===========      ===========

PER COMMON SHARE:

  (Loss) income before extraordinary items                    $      (.08)     $       .18     $      (.02)     $       .34
  Extraordinary gain                                                   --               --              --              .06
                                                              -----------      -----------     -----------      -----------
  Net (loss) income                                           $      (.08)     $       .18     $      (.02)     $       .40
                                                              ===========      ===========     ===========      ===========

PER DILUTED COMMON SHARE:

  (Loss) income before extraordinary items                    $      (.08)     $       .16     $      (.02)     $       .27
  Extraordinary gain                                                   --               --              --              .05
                                                              -----------      -----------     -----------      -----------
  Net (loss) income                                           $      (.08)     $       .16     $      (.02)     $       .32
                                                              ===========      ===========     ===========      ===========

Average number of common shares outstanding                     9,188,117        8,418,268       9,188,117        8,089,844
                                                              ===========      ===========     ===========      ===========

Average number of diluted common shares outstanding             9,188,117        9,718,250       9,188,117       10,261,125
                                                              ===========      ===========     ===========      ===========





                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)


                                                                       June 30,        June 30,
                                                                         2001           2000
                                                                       -------         -------
Cash flows from operating activities:
  Net (loss) income                                                    $  (183)        $ 3,234
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Amortization of cost in excess of net assets of businesses
       acquired                                                            932             864
     Depreciation of property and equipment                                463             378
     Amortization of original issue discount                               243              99
     Non-cash interest expense                                           1,083             594
     Deferred income taxes                                                  86             131
     Extraordinary gain in connection with the early
       extinguishment of debt (less applicable income
       taxes of $326)                                                       --            (460)
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable                          1,410          (7,702)
     Decrease (increase) in other receivables                               90            (104)
     Increase in inventories                                            (4,229)         (7,963)
     Decrease (increase) in other current assets                           414            (243)
     (Decrease) increase in accounts payable                            (5,925)          6,669
     Increase (decrease) in accrued expenses                                54            (602)
     (Decrease) increase in income taxes payable                          (223)          1,250
     (Increase) decrease in other assets                                  (255)             86
                                                                       -------         -------

     Net cash used in operating activities                              (6,040)         (3,769)
                                                                       -------         -------

Cash flows from investing activities:
  Net cash consideration paid for acquired business                        (91)           (238)
  Acquisition of property and equipment                                 (1,591)         (1,036)
                                                                       -------         -------
     Net cash used for investing activities                             (1,682)         (1,274)
                                                                       -------         -------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                      8,512           4,733
  Proceeds from long-term debt financing                                    --              --
  Repayment of long-term debt                                               (3)           (249)
  Fees and expenses associated with long-term debt financing                --            (233)
  Extraordinary gain (charge) in connection with the early
      extinguishment of debt (less applicable income taxes of
      $326,214 in 2000 and $1,451,516 in 1999)                              --             460
  Proceeds from exercise of options and warrants                            --             520
  Payments on capital leases                                              (153)            (40)
  Payments in respect of exercise of put options                          (216)             --
  Payments on note issued for acquired business                            (43)           (203)
                                                                       -------         -------
     Net cash provided by financing activities                           8,097           4,987
                                                                       -------         -------

Increase in cash and cash equivalents                                      375             (56)
Cash and cash equivalents at beginning of period                           357             111
                                                                       -------         -------

Cash and cash equivalents at end of period                             $   702         $    55
                                                                       =======         =======



                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

         Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated balance sheet as of December 31, 2000 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  EARNINGS PER SHARE.

         The following table sets forth the calculation of net income per common share and net income per diluted common share (in thousands except share data):


                                                                Three months ended June 30,       Six months ended June 30,
                                                               ----------------------------     ----------------------------
                                                                   2001             2000           2001             2000
                                                               -----------      -----------     -----------      -----------
Numerator:
      (Loss) income before extraordinary items                 $      (720)     $     1,510     $      (183)     $     2,774
Denominator:
      Denominator for (loss) income before
         extraordinary items per common share
      Weighted-average shares                                    9,188,117        8,418,268       9,188,117        8,089,844
                                                               -----------      -----------     -----------      -----------
      Effect of dilutive securities:
         Options                                                        --          805,656              --        1,141,735
         Warrants                                                       --          494,326              --        1,029,546
                                                               -----------      -----------     -----------      -----------

      Dilutive potential common shares                                  --        1,299,982              --        2,171,281
                                                               -----------      -----------     -----------      -----------
      Denominator for (loss) income before extraordinary
      items per diluted common share                             9,188,117        9,718,250       9,188,117       10,261,125
                                                               ===========      ===========     ===========      ===========

      (Loss) income before extraordinary items per
         common share                                          $      (.08)     $       .18     $      (.02)     $       .34
                                                               ===========      ===========     ===========      ===========

      (Loss) income before extraordinary items per diluted
         common share                                          $      (.08)     $       .16     $      (.02)     $       .27
                                                               ===========      ===========     ===========      ===========


                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

NOTE 4. LOAN AMENDMENTS.

         In connection with amendments to the senior secured credit facility and the senior subordinated debt facility (the "agreements") obtained in June 2001, the lenders waived all defaults arising from the failure to satisfy certain financial covenants at June 30, 2001 and September 30, 2001. In addition, the amendments deferred certain payments due to the lenders under the original agreements. The $5.0 million of principal payments due under the senior Term Note A in $2.5 million installments each on July 1, 2001 and October 1, 2001 have been deferred to December 28, 2001. Quarterly interest payments due to the senior subordinated lenders of $1.2 million per quarter for the quarter ended June 30, 2001 and the quarter ending September 30, 2001 have been deferred until December 31, 2001. Under the agreements, the Company is required to satisfy certain financial covenants at December 31, 2001 and at each subsequent quarter end during the year ending December 31, 2002. The Company believes it will be able to satisfy the financial and other covenants included in the agreements for the year ending December 31, 2001. However, there can be no assurance that the Company will be able to remain in compliance with the financial covenants or, in the event of noncompliance, be able to obtain appropriate amendments or waivers. In connection with the amendment to the senior subordinated debt facility, the Company issued 750,000 shares of its Mandatory Redeemable Series C Convertible Preferred Stock valued at $1.00 per share, or $750,000. This amount will be amortized over the remaining term of the agreements.

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS.

         In June 2001, the Finanancial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1.1 million ($0.12 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2000.

         The Company's results of operations through June 30, 2001 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its battery distribution business, Power Components, Inc. ("PCI").

         The Company's revenues for the three month and six month periods ended June 30, 2001 amounted to $36.0 million and $75.8 million, respectively, compared with $41.2 million and $77.7 million for the comparable prior year periods. This decline in revenues is attributable to current economic conditions and the continued weakness in the Company's mature inventory logistics management ("ILM") programs. The effect of this weakness, however, has been offset in part by the continued maturation of the Company's recently signed ILM contracts. The Company continued to enter into new ILM programs with large OEMs in the second quarter of 2001. The implementation of such newly signed programs, together with the continued implementation of ILM programs entered into in 2000 and modest economic improvement in the second half of 2001, are expected to have a positive impact on the Company's results for 2001.

         The Company's operating income was $2.7 million and $7.5 million, respectively for the three month and six month periods ended June 30, 2001, compared with operating income of $5.5 million and $10.5 million for the comparable prior year periods. The decline in operating income is due to the increased expense levels to support the recently signed ILM programs at their expected sales levels. While these programs continue to grow, not all have reached their expected sales levels. The Company continues to address staffing levels, consolidate facilities where possible and eliminate all discretionary spending. In addition, the Company has completed all systems integrations and all branch operations are on-line. The Company continues to make progress towards installing its new software tools designed to more accurately predict customer demand and to help the Company more efficiently manage its inventory levels.

         Interest expense for the three month and six month periods ended June 30, 2001 amounted to $4.0 million and $7.8 million, respectively. For the comparable periods of the prior year, the Company's results include interest expense of $2.9 million and $5.8 million, respectively. The increase in interest expense reflects the cost of incremental borrowings associated with QDL's working capital needs, as well as the effect of the higher cost of the $17.5 million Senior Subordinated Debt incurred in November 2000.

         The provision for income taxes for the three month and six month periods ended June 30, 2001 reflects an effective income tax rate of 42.3% and 43.0%, respectively, compared with 41.5% for the comparable prior year periods.

         Net loss for the three month and six month periods ended June 30, 2001 was $720 thousand and $183 thousand, compared with income before extraordinary gain of $1.5 million and $2.8 million for the comparable prior year periods. During the first quarter of 2000, the Company entered into an agreement with the former shareholders of Action, Capital and Olympic repaying $5 million of acquisition indebtedness, plus accrued interest, with 450,000 shares of the Company's common stock, valued at $4.5 million. As a result, the Company recognized an extraordinary gain of $460 thousand net of applicable income taxes, for the difference between the balance owed and the value of the stock exchanged. After the extraordinary gain, the net income for the three month and six month periods ended June 30, 2000 amounted to $1.5 million and $3.2 million, respectively. The decline in net income for the three month and six month periods ended June 30, 2001 as compared with income before extraordinary gain for the comparable prior year periods is due to increased operating expenses to support the anticipated higher levels of sales from recently signed ILM programs, which have not reached expected sales levels as of June 30, 2001, as well as increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had $732 thousand in cash, compared to $358 thousand as of December 31, 2000. As of June 30, 2001, the Company had working capital of $66.3 million, compared with working capital of $62.2 million as of December 31, 2000.

         For the six months ended June 30, 2001, the net cash used in the Company's operating activities amounted to $6.0 million, principally reflecting an increase in inventories and a decrease in accounts payable, offset in part by a decrease in accounts receivable.

         For the six months ended June 30, 2001, the net cash used in the Company's investing activities amounted to $1.7 million, including $91 thousand of additional net cash consideration paid for RSD Sales Company, Inc. and $1.6 million of capital expenditures for the acquisition of fixed assets, principally for the initial payments on the $2.5 million capital expenditure associated with the implementation of additional supply chain management software tools. Other than the remaining $1.7 million associated with these software tools, the Company does not have significant commitments for capital expenditures as of June 30, 2001 and no significant commitments are anticipated for the remainder of 2001.

         For the six months ended June 30, 2001, the net cash provided by the Company's financing activities amounted to $8.1 million, consisting principally of $8.5 million of bank borrowings under the Company's revolving credit facility.

         In connection with amendments to the senior secured credit facility and the senior subordinated debt facility (the "Amendments") obtained as of June 30, 2001, the lenders waived all defaults arising from the failure to satisfy certain financial covenants at June 30, 2001 and September 30, 2001. In addition, the Amendments deferred certain payments due to the lenders under the senior secured credit facility and the senior subordinated debt facility. The $5.0 million of principal payments due under the senior credit facility in $2.5 million installments each on July 1, 2001 and October 1, 2001 have been deferred to December 28, 2001. Quarterly interest payments due to the senior subordinated lenders of $1.2 million per quarter for the quarter ended June 30, 2001 and the quarter ending September 30, 2001 have been deferred until December 31, 2001.

         The amendment to the senior subordinated debt facility provides that if Net Transaction Proceeds from a Transaction sufficient to provide for the Retirement have not been received and applied, on or before December 31, 2001, to the Retirement, then the Company shall pay to each holder of the senior subordinated notes on January 2, 2002 a fee equal to three percent (3%) of the aggregate principal amount of the notes held by such holder on December 31, 2001.

         For the purposes of this provision, "Retirement" means the full and final payment in full in cash, and retirement, of: (a) all obligations on the senior secured credit facility, and any and all expenses or disbursements related thereto or any other obligations owing to the holders thereof; (b) the principal, interest, premium, if any, and any other obligations whatsoever to the holders of any other senior debt; and (c) all the obligations on the senior subordinated debt facility, and any and all expenses or disbursements related thereto or any other obligations owing to the holders thereof. In addition, "Transaction" means any sale of the Company or a subsidiary (whether structured in the form of a sale of stock held by the existing holders of the Common Stock, a sale of all or substantially all of the property of the Company or a subsidiary or a merger or consolidation of any of the Company or a subsidiary with any other person), any recapitalization or refinancing or any other transaction which, if consummated, would result in Net Transaction Proceeds becoming available to fully consummate the Retirement on or prior to December 31, 2001.

         Under the Amendments, the Company is required to satisfy certain financial covenants at December 31, 2001 and at each subsequent quarter end during the year ending December 31, 2002. The Company believes it will be able to satisfy the financial and other covenants included in the senior secured credit facility and the senior subordinated debt facility, as amended, for the year ending December 31, 2001. However, there can be no assurance that the Company will be able to remain in compliance with the financial covenants or, in the event of noncompliance, be able to obtain appropriate amendments or waivers.

         In connection with the amendment to the senior subordinated debt facility, the Company issued 750,000 shares of its Mandatory Redeemable Series C Convertible Preferred Stock valued at $1.00 per share, or $750,000. This amount will be amortized over the remaining term of the agreement. Promptly following the closing of a Transaction (as that term is defined in the Amendment with respect to the Company's 14.5% Senior Subordinated Notes) resulting in the Retirement (as such term is defined in such Amendment), the Company shall, to the extent it may lawfully do so, redeem all, but not part, of the then outstanding Series C Preferred Stock by paying in cash therefor $1.00 per share. See Part II, Item 2, "Changes in Securities and Use of Proceeds" for a description of the terms of the Series C Convertible Preferred Stock.

         The Company intends to continue to identify and evaluate potential merger and acquisition candidates engaged in businesses complementary to its business. While certain of such additional potential acquisition opportunities are at various stages of consideration and evaluation, none is at any definitive stage at this time.

         The Company believes that its working capital, funds available under its senior secured credit facility, and funds generated from operations will be sufficient to meet its obligations through 2001, including the amounts due under the senior secured credit facility and the senior subordinated debt facility due on December 31, 2001, but excluding cash requirements associated with any business acquisitions. However, there can be no assurance that the Company will be able to make all of the payments due under the senior secured credit facility and the senior subordinated debt facility on December 31, 2001 or, if it is unable to do so, be able to obtain appropriate amendments or waivers.

         The Company continues to work with Credit Suisse First Boston exploring strategic alternatives that the Company hopes will aid the Company in realizing its potential for growth and in maximizing value for its stockholders.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with amendments to the senior secured credit facility obtained as of June 30, 2001, the Company issued 750,000 shares of its Mandatory Redeemable Series C Convertible Preferred Stock ("Series C Preferred Stock"), with a liquidation value of $1.00 per share (the "Series C Liquidation Amount"), to the lenders under the senior secured credit facility.

         Promptly following the closing of a Transaction (as that term is defined in the Amendment with respect to the Company's 14.5% Senior Subordinated Notes) resulting in the Retirement (as such term is defined in such Amendment), the Company shall, to the extent it may lawfully do so, redeem all, but not part, of the then outstanding Series C Preferred Stock by paying in cash therefore $1.00 per share plus any dividends declared and payable to the Series C Preferred Stock but not yet paid.

         Beginning on July 1, 2002, each share of the Series C Preferred Stock shall be convertible into that number of shares of Common Stock equal to the Series C Liquidation Amount divided by the average of the closing price per share of Common Stock as reported by the Nasdaq National Market (or if transactions in the Common Stock are not then reported by the Nasdaq National Market, as reported by such exchange or automatic quotation system then reporting transactions in such shares) for the 30 trading days immediately preceding the date of delivery of the notice of conversion. The conversion rate is subject to customary anti-dilution provisions. In lieu of completing any such conversion, the Company may instead redeem Series C Preferred Stock submitted for conversion by paying the Series C Liquidation Amount in cash with respect to such Series C Preferred Stock. Any such redemption, however, would be subject to the provisions of the Company's debt obligations restricting the redemption of the Company's capital stock.

         The holders of the Series C Preferred Stock shall have no right to vote on matters submitted to the stockholders except that the Company shall not, without the affirmative vote or consent of the holders of shares representing at least a majority of the shares of Series C Preferred Stock then outstanding, acting as a separate class: (i) in any manner authorize or create any class of capital stock ranking, either as to payment of dividends, distribution of assets or redemption, prior to or on a parity with the Series C Preferred Stock; or
(ii) in any manner alter or change the designations, powers, preferences or rights or the qualifications, limitations or restrictions of the Series C Preferred Stock.

         The issuance of the Series C Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, as an issuance not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's annual meeting of the stockholders held on June 14, 2001, the following directors were elected to the Board of Directors:

Name                              Affirmative Votes            Negative Votes
----                              -----------------            --------------

Dominic A. Polimeni               6,257,891 (97.7%)           148,751 (2.3%)
Robert V. Gubitosi                6,252,891 (97.6%)           153,751 (2.4%)
Douglas D. Zadow                  6,257,891 (97.7%)           148,751 (2.3%)
Milton M. Adler                   6,257,891 (97.7%)           148,751 (2.3%)
William J. Coscioni               6,257,891 (97.7%)           148,751 (2.3%)
Paul A. Leonard                   6,257,891 (97.7%)           148,751 (2.3%)
William J. McSherry, Jr.          6,257,891 (97.7%)           148,751 (2.3%)

            In addition, the stockholders approved a resolution ratifying the selection of Ernst & Young LLP as the Company's Independent Public Accountants for the fiscal year 2001 with 6,377,767 votes in favor (representing 99.6% of voting shares), 21,514 votes opposed (representing 0.3% of voting shares) and 7,361 votes abstained (0.1% of voting shares).

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits:

         1.  Certificate of Designation for Series C Preferred Stock

         2. Waiver and Amendment to Amended and Restated Loan and Security Agreement dated as of June 30, 2001

         3.  Second Combined Amendment Agreement dated as of June 30, 2001


             b) Reports on Form 8-K:

                None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUESTRON TECHNOLOGY, INC.


                                     (1)  Principal Executive Officer:

Date:  August 14, 2001                    /s/ Dominic A. Polimeni
                                          -----------------------------------
                                          Dominic A. Polimeni
                                          Chairman and Chief Executive Officer



                                     (2)  Principal Financial and Accounting
                                             Officer:

Date: August 14, 2001                     /s/ Robert V. Gubitosi
                                          -----------------------------------
                                          Robert V. Gubitosi
                                          President and Chief Financial Officer