Form 10-Q
period 2001-09-30
QUESTRON TECHNOLOGY INC
filed 2001-11-14
CIK 732152

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from ______________ To __________________


                         Commission File Number 0-13324

                            QUESTRON TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           Delaware                                                 23-2257354
--------------------------------------------------------------       -----------------------------------------
(State or other jurisdiction of incorporation or organization)       (I. R. S. Employer Identification Number)

       6400 Congress Avenue, Suite 2000, Boca Raton, FL                                33487
--------------------------------------------------------------       -----------------------------------------
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

                                 Yes [X] No [ ]

         As of November 12, 2001, there were 9,202,553 shares of the Registrant's common stock outstanding.

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


                                                                                                Page No.
                                                                                                --------
PART I. Financial Information

        Item 1.  Financial Statements

                          Consolidated Balance Sheet -
                          At September 30, 2001  (unaudited) and December 31, 2000                   3

                          Consolidated Statement of Operations  (unaudited) -
                          Three Months and Nine Months Ended September 30, 2001 and 2000             4

                          Consolidated Statement of Cash Flows (unaudited) -
                          Nine Months Ended September 30, 2001 and 2000                              5

                          Notes to Consolidated Financial Statements                               6 - 8

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                         9 - 12

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk                          12

PART II.         Other Information                                                                  13

Signature Page                                                                                      14


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              SEPTEMBER 30, 2001 (unaudited) AND DECEMBER 31, 2000
                             (Dollars in thousands)


                                                                           September 30,      December 31,
                                                                               2001              2000
                                                                           -------------      ------------
                                     ASSETS
Current assets:
   Cash                                                                      $   1,090         $     358
   Accounts receivable, less allowances for
      doubtful accounts of $530 in 2001 and $281 in 2000                        16,885            25,560
   Other receivables                                                               701               347
   Inventories                                                                  65,571            60,726
   Refundable income taxes                                                       2,155                --
   Other current assets                                                            932             1,356
                                                                             ---------         ---------
      Total current assets                                                      87,334            88,347

Property and equipment - net                                                     6,294             4,562
Cost in excess of net assets of businesses acquired,
   less accumulated amortization of $5,920 in 2001 and $4,522 in 2000           74,832            76,138
Deferred income taxes                                                            4,342             4,342
Other assets                                                                     5,613             5,642
                                                                             ---------         ---------
      Total assets                                                           $ 178,415         $ 179,031
                                                                             =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $  11,180         $  16,671
   Accrued expenses                                                              3,307             2,313
   Income taxes payable                                                             --             1,780
   Current portion of long-term debt                                            13,796             5,385
                                                                             ---------         ---------
      Total current liabilities                                                 28,283            26,149
Deferred income taxes payable                                                    1,158             1,158
Long-term debt                                                                 101,598           100,749
                                                                             ---------         ---------
      Total liabilities                                                        131,039           128,056
                                                                             ---------         ---------

Commitments and contingencies:
   Common stock subject to put option agreement                                    106               337
    Series C convertible preferred stock                                           750                --
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                    --                --
   Common stock, $.001 par value; authorized 20,000,000
     shares; issued 9,202,553 shares in 2001 and 9,226,013 in 2000                   9                 9
   Additional paid-in capital                                                   56,031            56,031
   Accumulated deficit                                                          (9,520)           (5,402)
                                                                             ---------         ---------
   Total stockholders' equity                                                   46,520            50,638
                                                                             ---------         ---------
   Total liabilities and stockholders' equity                                $ 178,415         $ 179,031
                                                                             =========         =========


                 See Notes to Consolidated Financial Statements

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          THREE MONTHS AND NINE MONTHS
                  ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)
                        (In thousands, except share data)


                                                               Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                            --------------------------   --------------------------
                                                               2001            2000        2001           2000
                                                            -----------    -----------   ---------    -------------
Sales                                                       $    27,721    $    41,919   $ 103,538    $     119,624
Cost of goods sold                                               20,305         25,031      67,443           72,208
                                                            -----------    -----------   ---------    -------------

Gross profit                                                      7,416         16,888      36,095           47,416

Selling, general & administrative expenses                        9,509         10,396      29,263           29,140
Depreciation and amortization                                       892            647       2,301            1,889
                                                            -----------    -----------   ---------    -------------

Total operating expenses                                         10,401         11,043      31,564           31,029
                                                            -----------    -----------   ---------    -------------

Operating (loss) income                                          (2,985)         5,845       4,531           16,387
Interest expense                                                  3,834          3,161      11,671            8,961
                                                            -----------    -----------   ---------    -------------

(Loss) income before income taxes and extraordinary items        (6,819)         2,684      (7,140)           7,426
(Benefit) provision for income taxes                             (2,884)         1,114      (3,023)           3,082
                                                            -----------    -----------   ---------    -------------

(Loss) income before extraordinary items                         (3,935)         1,570      (4,117)           4,344

Extraordinary gain in connection with the early
    extinguishment of debt (less applicable income
    taxes of $326 in 2000)                                           --             --          --              460
                                                            -----------    -----------   ---------    -------------

Net (loss) income                                           $    (3,935)   $     1,570)  $  (4,117)   $       4,804
                                                            ===========    ===========   =========    =============

PER COMMON SHARE:
  (Loss) income before extraordinary items                  $      (.43)   $       .19   $    (.45)   $         .53
  Extraordinary gain                                                 --             --          --              .05
                                                            -----------    -----------   ---------    -------------
  Net (loss) income                                         $      (.43)   $       .19   $    (.45)   $         .58
                                                            ===========    ===========   =========    =============

PER DILUTED COMMON SHARE:

  (Loss) income before extraordinary items                  $      (.43)   $       .18   $    (.45)   $         .44
  Extraordinary gain                                                 --             --          --              .05
                                                            -----------    -----------   ---------    -------------
  Net (loss) income                                         $      (.43)   $       .18   $    (.45)   $         .49
                                                            ===========    ===========   =========    =============

  Average number of common shares outstanding                 9,188,117      8,415,862   9,188,117        8,198,516
                                                            ===========    ===========   =========    =============

  Average number of diluted common shares outstanding         9,188,117      8,899,231   9,188,117        9,807,160
                                                            ===========    ===========   =========    =============





                 See Notes to Consolidated Financial Statements.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)


                                                                          September 30,        September 30,
                                                                              2001                 2000
                                                                          -------------        -------------
Cash flows from operating activities:
  Net (loss) income                                                         $ (4,118)            $  4,804
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Amortization of cost in excess of net assets of businesses
             acquired                                                          1,398                1,305
     Depreciation of property and equipment                                      889                  584
     Provision for doubtful accounts                                             400                   --
     Amortization of original issue discount                                     363                  148
     Non-cash interest expense                                                 1,329                  878
     Deferred income taxes                                                        --                  217
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable                                8,274               (9,438)
     (Increase) decrease in other receivables                                   (354)                 143
     Increase in inventories                                                  (4,845)             (15,807)
     Decrease (increase) in other current assets                                 424                 (276)
     (Decrease) increase in accounts payable                                  (5,491)               9,147
     Increase (decrease) in accrued expenses                                     994                 (128)
     (Decrease) increase in income taxes payable                              (3,936)               2,248
     Increase in other assets                                                   (262)                 (78)
                                                                            --------             --------
     Net cash used in operating activities                                    (4,935)              (6,253)
                                                                            --------             --------

Cash flows from investing activities:

  Net cash consideration paid for acquired business                              (91)                (313)
  Acquisition of property and equipment                                       (2,436)              (1,587)
                                                                            --------             --------
     Net cash used for investing activities                                   (2,527)              (1,900)
                                                                            --------             --------

Cash flows from financing activities:
  Proceeds from borrowings under revolving facility                            8,759                9,408
  Repayment of long-term debt                                                    (22)                (277)
  Fees and expenses associated with long-term debt financing                      --                 (233)
  Proceeds from exercise of options and warrants                                  --                  520
  Payments on capital leases                                                    (247)                 (69)
  Payments in respect of exercise of put options                                (231)                (112)
  Payments on note issued for acquired business                                  (65)                (216)
                                                                            --------             --------
     Net cash provided by financing activities                                 8,194                9,021
                                                                            --------             --------
Increase in cash and cash equivalents                                            732                  868
Cash and cash equivalents at beginning of period                                 358                  111
                                                                            --------             --------
Cash and cash equivalents at end of period                                  $  1,090             $    979
                                                                            ========             ========


                 See Notes to Consolidated Financial Statements

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

         Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated balance sheet as of December 31, 2000 reflects the audited balance sheet at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  EARNINGS PER SHARE.

         The following table sets forth the calculation of net income per common share and net income per diluted common share (in thousands except share data):


                                                                    Three months ended                 Nine months ended
                                                                       September 30,                      September 30,
                                                               ------------------------------       ------------------------------
                                                                  2001               2000              2001               2000
                                                               -----------        -----------       -----------        -----------
Numerator:
      (Loss) income before extraordinary items                 $    (3,935)       $     1,570       $    (4,117)       $     4,344
Denominator:
      Denominator for (loss) income before
         extraordinary items per common share
      Weighted-average shares                                    9,188,117          8,415,862         9,188,117          8,198,516
                                                               -----------        -----------       -----------        -----------
      Effect of dilutive securities:
         Options                                                        --            445,333                --            909,601
         Warrants                                                       --             38,036                --            699,043
                                                               -----------        -----------       -----------        -----------

      Dilutive potential common shares                                  --            483,369                --          1,608,644
                                                               -----------        -----------       -----------        -----------
      Denominator for (loss) income before extraordinary
         items per diluted common share                          9,188,117          8,899,231         9,188,117          9,807,160
                                                               ===========        ===========       ===========        ===========

      (Loss) income before extraordinary items per
         common share                                          $      (.43)       $       .19       $      (.45)       $       .53
                                                               ===========        ===========       ===========        ===========

      (Loss) income before extraordinary items per diluted
         common share                                          $      (.43)       $       .18       $      (.45)       $       .44
                                                               ===========        ===========       ===========        ===========

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 3.  EARLY EXTINGUISHMENT OF DEBT.

         On March 7, 2000, the Company reached agreements with the former stockholders of Action Threaded Products, Inc. ("Action"), Capital Fasteners, Inc. ("Capital") and Olympic Fasteners and Electronic Hardware ("Olympic") whereby notes payable aggregating $5.0 million plus accrued interest were settled in exchange for 450,000 shares of the Company's common stock. As a result, the Company realized an extraordinary gain in an amount equal to the difference between the balance owed and the value of the stock exchanged.

NOTE 4.  LOAN AMENDMENTS.

         In connection with amendments to the senior secured credit facility and the senior subordinated debt facility (the "Amendments") obtained as of June 30, 2001, the lenders waived all defaults arising from the failure to satisfy certain financial covenants at June 30, 2001 and September 30, 2001. The Amendments also deferred certain payments due to the lenders under the senior secured credit facility and the senior subordinated debt facility. Under the Amendments, the Company is required to satisfy the specified financial covenants at December 31, 2001 and at each subsequent quarter end during the year ending December 31, 2002. In addition, the $5.0 million of principal payments due under the senior credit facility in $2.5 million installments each on July 1, 2001 and October 1, 2001 were deferred to December 28, 2001. Quarterly interest payments due to the senior subordinated lenders of $1.2 million per quarter for the quarters ended June 30, 2001 and September 30, 2001 were deferred until December 31, 2001. In connection with the amendment to the senior debt facility, the Company issued 750,000 shares of its Mandatory Redeemable Series C Convertible Preferred Stock valued at $1.00 per share, or $750,000. This amount will be amortized over the remaining term of the agreements.

         The Company continues to work with its investment banker exploring strategic alternatives, including exploring possible sources of investments in the Company, possible refinancing of the Company's indebtedness or a possible sale of the Company or some or all of its assets. Although these explorations are continuing and the Company has received some indications of interest in further discussion concerning these possible transactions, the Company has not received any proposals or entered into any negotiations with respect to possible investments, financings or sales. Further, the possibility of completing any such transaction has been adversely affected by the events which occurred on September 11, 2001 and their continuing impact on financial markets, on the U.S. economy generally and on the Company's business and finances. There can be no assurance that the Company can arrange any investment, refinancing or sale by December 28, 2001 or thereafter or that any such transaction would be sufficient to satisfy the amounts coming due. Further, the terms of any investment, refinancing or sale may not be favorable to the Company or its stockholders, and any investment or refinancing could materially dilute the interests of the existing stockholders.

                    QUESTRON TECHNOLOGY, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         If an investment, refinancing or sale is not completed by the end of December 2001, the Company will not have sufficient funds to make the principal payments due under the senior credit facility on December 28, 2001, the interest payments due to the senior subordinated debt facility on December 31, 2001 and a fee due in certain circumstances to the senior subordinated lenders equal to 3% of the amount outstanding under the senior subordinated debt facility and to continue to meet its other obligations. Further, it is unlikely that the Company would be in compliance with the specified financial covenants.

         In this event, the Company would be compelled to seek further extensions of the time for making the required payments and complying with the financial covenants. Failure to make the required payments or comply with the financial covenants would result in events of default under the senior secured credit facility and the senior subordinated debt facility, permitting or requiring the acceleration of these obligations. There can be no assurance that the Company can obtain any further extensions from the holders of the senior credit facility or the senior subordinated debt facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000.

         The Company's results of operations through September 30, 2001 include the operating results of the Company's inventory logistics management business, Questron Distribution Logistics, Inc. ("QDL"), its master distribution of fasteners business, Integrated Material Systems, Inc. ("IMS") and its battery distribution business, Power Components, Inc. ("PCI").

         The Company's revenues for the three-month and nine-month periods ended September 30, 2001 amounted to $27.7 million and $103.5 million, respectively, compared with $41.9 million and $119.6 million for the comparable prior year periods. This decline in revenues is attributable to continued weak overall economic conditions, the economic impact of the events which occurred September 11, 2001, and the continued weakness in the business sectors represented in the Company's mature inventory logistics management ("ILM") account base. The effect of this weakness, however, has been offset in part by the startup of the Company's recently signed ILM contracts. The Company has continued to enter into new ILM programs with large OEMs in the third quarter of 2001, however, the implementation and startup periods of these recently signed ILM contracts have been much longer than the implementation and startup periods of those ILM contracts signed in prior years. These longer implementation and startup periods are primarily due to the effect of the current economic conditions on the OEMs' businesses.

         The Company's operating loss for the three months ended September 30, 2001 was $3.0 million and its operating income for the nine months ended September 30, 2001 was $4.5 million, compared with operating income of $5.8 million and $16.4 million for the comparable prior year periods. The decline in operating income is the result of the decline in revenue, without the ability to as quickly reduce fixed operating expenses, together with non-cash charges to reflect valuation adjustments of $2.1 million for slow moving inventory and $0.4 million for potential bad debts during the third quarter of 2001. In addition, certain expense levels were increased to support the recently signed ILM programs. The Company continues to address staffing levels, consolidate facilities where possible and eliminate all discretionary spending. Immediately after the close of the third quarter of 2001, the Company centralized its purchasing function, eliminating some redundant positions around the country. In addition, the Company is in its final stages of implementing its new software tools designed to more accurately predict customer demand and to help the Company more efficiently manage its inventory levels.

         Interest expense for the three-month and nine-month periods ended September 30, 2001 amounted to $3.8 million and $11.7 million, respectively. For the comparable periods of the prior year, the Company's results include interest expense of $3.2 million and $9.0 million, respectively. The increase in interest expense reflects the cost of incremental borrowings associated with QDL's working capital needs, as well as the effect of the higher interest cost of the $17.5 million Senior Subordinated Debt incurred in November 2000.

         The benefit for income taxes for the three-month and nine-month periods ended September 30, 2001 reflects an effective income tax rate of 42.3%, compared with the provision for income taxes of 41.5% for the comparable prior year periods.

         The loss for the three-month and nine-month periods ended September 30, 2001 was $3.9 million and $4.1 million, compared with income before extraordinary gain of $1.6 million and $4.3 million for the comparable prior year periods. During the first quarter of 2000, the Company entered into an agreement with the former stockholders of Action, Capital and Olympic repaying $5 million of acquisition indebtedness, plus accrued interest, with 450,000 shares of the Company's common stock, valued at $4.5 million. As a result, the Company recognized an extraordinary gain of $460 thousand net of applicable income taxes, for the difference between the balance owed and the value of the stock exchanged. After the extraordinary gain, the net income for the three-month and nine-month periods ended September 30, 2000 amounted to $1.6 million and $4.8 million, respectively. The net loss for the three-month and nine-month periods ended September 30, 2001 as compared with income before extraordinary gain for the comparable prior year periods is primarily due to the decline in revenue, without the ability to as quickly reduce fixed operating expenses, together with non-cash charges to reflect valuation adjustments of $2.1 million for slow moving inventory and $0.4 million for potential bad debts during the third quarter of 2001, as well as increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had $1.1 million in cash, compared to $358 thousand as of December 31, 2000. As of September 30, 2001, the Company had working capital of $59.1 million, compared with working capital of $62.2 million as of December 31, 2000.

         For the nine months ended September 30, 2001, the net cash used in the Company's operating activities amounted to $4.9 million, principally reflecting an increase in inventories and a decrease in accounts payable and income taxes payable, offset in part by a decrease in accounts receivable. The increase in inventories is attributable to inventories held for customers whose business has declined substantially and inventories put in place for new ILM programs.

         For the nine months ended September 30, 2001, the net cash used in the Company's investing activities amounted to $2.5 million, including $91 thousand of additional net cash consideration paid for RSD Sales Company, Inc. and $2.4 million of capital expenditures for the acquisition of fixed assets, principally for the initial payments on the $2.5 million capital expenditure associated with the implementation of additional supply chain management software tools. Other than the remaining $1.0 million associated with these software tools, the Company does not have significant commitments for capital expenditures as of September 30, 2001 and no significant commitments are anticipated for the remainder of 2001.

         For the nine months ended September 30, 2001, the net cash provided by the Company's financing activities amounted to $8.2 million, consisting principally of bank borrowings under the Company's revolving credit facility.

         In connection with amendments to the senior secured credit facility and the senior subordinated debt facility (the "Amendments") obtained as of June 30, 2001, the lenders waived all defaults arising from the failure to satisfy certain financial covenants at June 30, 2001 and September 30, 2001. The Amendments also deferred certain payments due to the lenders under the senior secured credit facility and the senior subordinated debt facility. Under the Amendments, the Company is required to satisfy the specified financial covenants at December 31, 2001 and at each subsequent quarter end during the year ending December 31, 2002. In addition, the $5.0 million of principal payments due under the senior credit facility in $2.5 million installments each on July 1, 2001 and October 1, 2001 were deferred to December 28, 2001. Quarterly interest payments due to the senior subordinated lenders of $1.2 million per quarter for the quarters ended June 30, 2001 and September 30, 2001 were deferred until December 31, 2001.

         The amendment to the senior subordinated debt facility also provides that if Net Transaction Proceeds from a Transaction sufficient to provide for the Retirement have not been received and applied, on or before December 31, 2001, to the Retirement, then the Company shall pay to each holder of the senior subordinated notes on January 2, 2002 a fee equal to three percent (3%) of the aggregate principal amount of the notes held by such holder on December 31, 2001. For the purposes of this provision, "Retirement" means the full and final payment in full in cash, and retirement, of: (a) all obligations on the senior secured credit facility, and any and all expenses or disbursements related thereto or any other obligations owing to the holders thereof; (b) the principal, interest, premium, if any, and any other obligations whatsoever to the holders of any other senior debt; and (c) all the obligations on the senior subordinated debt facility, and any and all expenses or disbursements related thereto or any other obligations owing to the holders thereof . In addition, "Transaction" means any sale of the Company or a subsidiary (whether structured in the form of a sale of stock held by the existing holders of the Common Stock, a sale of all or substantially all of the property of the Company or a subsidiary or a merger or consolidation of any of the Company or a subsidiary with any other person), any recapitalization or refinancing or any other transaction which, if consummated, would result in Net Transaction Proceeds becoming available to fully consummate the Retirement on or prior to December 31, 2001.

         The Company continues to work with its investment banker exploring strategic alternatives, including exploring possible sources of investments in the Company, possible refinancing of the Company's indebtedness or a possible sale of the Company or some or all of its assets. Although these explorations are continuing and the Company has received some indications of interest in further discussion concerning these possible transactions, the Company has not received any proposals or entered into any negotiations with respect to possible investments, financings or sales. Further, the possibility of completing any such transaction has been adversely affected by the events which occurred on September 11, 2001 and their continuing impact on financial markets, on the U.S. economy generally and on the Company's business and finances. There can be no assurance that the Company can arrange any investment, refinancing or sale by December 28, 2001 or thereafter or that any such transaction would be sufficient to satisfy the amounts coming due. Further, the terms of any investment, refinancing or sale may not be favorable to the Company or its stockholders, and any investment or refinancing could materially dilute the interests of the existing stockholders.

         If an investment, refinancing or sale is not completed by the end of December 2001, the Company will not have sufficient funds to make the principal payments due under the senior credit facility on December 28, 2001, the interest payments due to the senior subordinated debt facility on December 31, 2001 and the 3% fee due to the senior subordinated lenders on January 2, 2002 and to continue to meet its other obligations. Further, it is unlikely that the Company would be in compliance with the specified financial covenants.

         In this event, the Company would be compelled to seek further extensions of the time for making the required payments and complying with the financial covenants. Failure to make the required payments or comply with the financial covenants would result in events of default under the senior secured credit facility and the senior subordinated debt facility, permitting or requiring the acceleration of these obligations. There can be no assurance that the Company can obtain any further extensions from the holders of the senior credit facility or the senior subordinated debt facility.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest expense may be sensitive to changes in the general level of U.S. interest rates, however, the benefits of decreasing interest rates may be mitigated by certain floors on portions of the Company's debt. In this regard, changes in the U.S. rates may effect the interest paid on a portion of its debt. The Company does not enter into derivative financial instruments.

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

                                       QUESTRON TECHNOLOGY, INC.


                                   (1) Principal Executive Officer:

Date: November 14,  2001                /s/ Dominic A. Polimeni
                                        ----------------------------------------
                                        Dominic A. Polimeni
                                        Chairman and Chief Executive Officer



                                   (2)  Principal Financial and Accounting
                                                Officer:



Date: November 14,  2001                /s/ Robert v. Gubitosi
                                        ----------------------------------------
                                        Robert V. Gubitosi
                                        President and Chief Financial Officer